Form 10-K
period 2018-12-31
Syndicated Resorts Association,Inc.
filed 2019-04-24
CIK 1723177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________________

Commission File No. 000-56033

SYNDICATED RESORTS ASSOCIATION, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-5018835
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5530 South Valley View Blvd, Suite 105

Las Vegas, Nevada 89118

(Address of principal executive offices)

Issuer’s telephone number: (702) 389-7554

Securities Registered pursuant to Section 12(b) of the Act: None

Securities Registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $.0001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
		Emerging growth company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ] No [X]

As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for the common stock of the registrant and therefore, an aggregate market value of the registrant’s common stock is not determinable.

At April 23, 2019, there were 7,990,000 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” “the Company,” “our company” and “SRA” refer to Syndicated Resorts Association, Inc. All amounts in this report are in U.S. Dollars, unless otherwise indicated.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements.” The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements. These forward-looking statements are based on our management’s expectations and assumptions about future events as of the date of this Annual Report on Form 10-K, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Forward-looking statements include statements about our expectations, beliefs or intentions regarding our product offerings, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance. We undertake no obligation to update, and we do not have a policy of updating or revising, these forward-looking statements.

PART I

ITEM 1. BUSINESS.

THE BUSINESS

Corporate History and General Information

Syndicated Resorts Association, Inc., then known as Royale Associates LLC (“SRA” or the “Company”), was incorporated in Nevada on August 1, 2014 as a Nevada limited liability company.

On October 26, 2017, the Company filed Articles of Conversion with the Nevada Secretary of State pursuant to which the Company changed its name to Syndicated Resorts Association, Inc. and was converted into a Nevada corporation (the “Conversion”).

The Company is located at 5530 South Valley View Blvd, Suite 105, Las Vegas, Nevada 89118. The Company’s main phone number is (702) 389-7554. The Company’s fiscal year end is December 31. Neither the Company nor its predecessors have filed for bankruptcy, receivership or any similar proceedings nor are in the process of filing for bankruptcy, receivership or any similar proceedings.

Background

The Company has a limited operating history and is expected to experience losses in the near term. The Company’s independent auditors have issued a report raising substantial doubt about the Company’s ability to continue as a going concern.

Recent Developments

The Company’s Registration Statement on Form S-1, whereby the Company registered 1,210,000 shares of its common stock to be offered by the holders thereof (“Selling Shareholders”) at an offering price of $0.10 was declared effective on February 12, 2019.

Business Overview

The Company currently offers tickets to shows located in Las Vegas to travelers through its website, Showplusdinner.com. The Company’s website is designed to function as a digital concierge whereby customers can purchase discounted tickets for shows on the Las Vegas Strip, with the goal of expanding the Company’s offerings to include dinner and hotel offerings and to partner with venues worldwide in the future. As an authorized vendor of Caesars Enterprise Services, LLC (“Caesars”), the Company’s product offerings have included tickets to attend shows at Caesars affiliated properties featuring world-renowned performers. The Company intends to expand its product offerings to enable customers to purchase discounted hotel and travel packages within a network of member properties, hotel resorts, and recreational facilities with whom the Company expects to establish partnerships.

Plan of Operation

The Company currently offers tickets to shows located in Las Vegas to travelers through its website, Showplusdinner.com. The Company plans to develop its platforms further to expand its product offerings to include discounted hotel and travel packages within a network of member properties, hotel resorts, timeshare, and recreational facilities with whom the Company expects to establish partnerships. The Company has already partnered with Caesars Enterprises LLC, Discount Network to act as an authorized reseller of their entertainment and travel products. The Company is currently in negotiations with resorts that are a member of the Resort Condominium International network to become an authorized reseller in order to expand its product offerings further.

As part of its plan of operations, the Company plans on engaging a third-party service provider, Daticus, to provide technological solutions in furtherance of its business model. Daticas (Data Logistics) has been a fulfillment entity and backbone for a number of Vacation and Travel Clubs for almost 20 years. It customizes and private label different programs and memberships to companies in the USA and worldwide. To date, an agreement with Daticas has not yet been finalized. It is possible that this agreement may never be finalized, which would have a negative effect on the business on the Company and inhibit its ability to develop its technological platforms in the event further that the Company cannot engage another technology provider.

The Market: Travel Industry

The domestic and international American travel industry is a significant market that is expected to rise. According to the American Resort Development Association, Americans are expected to spend $802 billion on domestic trips; that figure is anticipated to reach $1.026 trillion by 2020. Meanwhile, international travelers are projected to spend $139 billion on travel in the U.S. and will likely to reach $208 billion by 2020. In 2014, the U.S. had the second largest outbound tourism expenditure in the world, at $110.8 million. That same year, travel and tourism’s total contribution to the global economy was $7.58 trillion. In 2014, Americans spent over $927 billion in domestic and international travel combined. 68 million U.S. citizens traveled to international regions in 2014. An estimated 8 million Americans, 7% of which are U.S. households own a timeshare according to the American Resort Development Association.

Target Customers

The Company believes that its entertainment and travel products will appeal to a broad range of demographics, from young adults to retirees.

Millennials: Millennials (born between 1980 and 2000) now represent 20% of international tourism, and their increase in spending on travel has “vastly outstripped” that of any other age cohort, according to the World Youth Student and Educational Travel Confederation. This generation is responsible for more than $185 billion in international tourism revenue each year – up nearly 30% over 2007 levels. Those figures will rise over the next five years as millennial’s earnings increase. Millennial’s already outnumbered Baby Boomers in the United States, representing 82 million and 77 million of the population, respectively.

Generation X: Generation Xers (born between 1965 and 1980) vacation schedule closely follows the school-year calendar, and they are less likely to travel further distances from home than other generations. While they take shorter vacations and stay closer to home, Generation Xers spend the most per day ($627) while traveling than those in other age cohorts.

Baby Boomers: Baby Boomers (born between 1946 and 1964) spend a considerable amount on travel as they transition into retirement. They take, on average, between four and five trips per year, with 42% of Baby Boomers traveling both domestically, in the United States, and internationally. Baby Boomers spend $157 billion on trips every year.

Competition

The online entertainment and hotel travel resale business are highly competitive. We compete with other independent contractors, including larger regional and national firms that may have financial, operational, technical and marketing resources that exceed our own. Competitive factors include: level of technical expertise and experience, industry reputation, quality of work, price, geographic presence, dependability, availability of skilled personnel, and financial stability. Our management believes that we compete favorably with our competitors on the basis of these factors. There can be no assurance that our competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to our services, or that we will be able to maintain or enhance our competitive position.

Suppliers and Strategic Partners

Caesars Enterprise Services, LLC

Effective as of February 1, 2018, the Company entered into an agreement with Caesar’s Enterprise Services LLC, a world-renowned entertainment and gaming company based in Nevada (“Caesars”), that enables the Company to purchase and re-sell vouchers for Caesars entertainment offerings as an authorized vendor (the “Caesars Agreement”). The Caesars Agreement has an indefinite term and shall continue until terminated by one of the parties, who may terminate the agreement at any time during the Term without cause and without further liability to the other party by providing the other party with ten days’ written notice. The Company intends to earn revenue from re-sales of tickets purchased from Caesars.

Discount Network

Effective as of January 19, 2018, the Company entered into an agreement with Discount Network, a legal partnership based in Canada (“DN”), and Impact Services Co Ltd., a company based in Thailand (“IS”), whereby the Company shall become authorized to resell subscription products offered by DN and IS shall provide customer services and payments collection services (the “DN Agreement”). DN owns and operates travel and leisure products which provide subscribers with access to special rates on travel and leisure products such as hotels, cruises, condominiums, car rentals, shopping discounts in selected countries, all-inclusive travel and other travel products. The term of the DN Agreement is one year from the date of Activation (as defined in the DN Agreement). The Company intends to earn revenue from commissions received from re-sales of travel products offered by DN.

Ixtapa Palace Resort

On June 8, 2018, the Company entered into a definitive agreement (the “Ixtapa Agreement”) with the Ixtapa Palace Resort, an RCI-member resort hotel located in Ixtapa, Mexico (“Ixtapa Palace”). Pursuant to the terms of the Ixtapa Agreement, the Company shall market and sell sanctioned Ixtapa Place Hotel-Vacation Packages through its technology platform and, in exchange, the Company will receive a consumer fee from end-users equal to the difference between the prices charged by the Ixtapa Palace and the prices paid by the end-users. The term for this agreement is July 8, 2018 to July 8, 2019.

2C Processor USA, LLC

Effective as of February 1, 2017, the Company entered into an agreement with 2C Processor USA, LLC, a licensed payments processor (“2CP”), whereby the Company shall become an authorized sales agent of 2CP (the “2CP Agreement”). 2CP is a registered third party payments processor sponsored by Esquire Bank, which is a member of Visa USA, Inc., MasterCard International, Incorporated and Discover Financial Services LLC networks. Further, 2CP has entered into a Bank ISO Agreement with Esquire Bank. Pursuant to the terms of the 2CP Agreement, the Company shall pay 2CP $2,000 per month in exchange for portfolio management services offered by 2CP. Further, 2CP shall pay the Company a commission for each merchant that the Company engages in 2CP’s payments processing services. The term of the 2CP Agreement is concurrent with the term of 2CP’s Bank ISO Agreement with Esquire Bank. William J. Barber, the Manager of 2CP, is the son of William R. Barber, the President of the Company.

Fastrack Promotions Inc. dba Assured Travel

On April 2, 2018, the Company entered into an agreement with FASTRACK Promotions, Inc., a Nevada corporation doing business as Assured Travel (“Assured Travel”), whereby the Company acquired the rights to resell certain travel products for various travel locations and accommodations packages offered by Assured Travel. The term of the agreement is for 1 year and shall automatically be renewed unless terminated by 30 days’ written notice. The Company intends to earn revenue from commissions received from re-sales of travel products offered by Assured Travel.

Marketing Plan

With the collaboration of its strategic partners, the Company will independently market directly to prospective travelers to purchase its hotel and entertainment offerings.

The Company will implement an aggressive marketing plan to inform and explain the benefits of its products. The Company will contract with Customer Support Centers who offer vacation and entertainment packages at a highly competitive price to key influencers, such as churches, large employers, travel agencies, and any other organization that has an influence on the target market. Other marketing channels include marketing vacation and entertainment packages directly to consumers via the Internet, radio, Public Relations, and Television. We will launch with deeply discounted vacation and entertainment packages in order to establish an initial customer base.

The Company has devised a creative, multi-channeled approach to generating demand for its entertainment and travel product offerings.

Channel 1: Demand Generation

●	Building a database through strategic pricing:

	●	The Company will form partnerships with large organizations that have organic access to their employees. An example of such structures includes church groups, big business, and travel agencies.

●	Television, Internet marketing, and Radio:

	●	The Company via its contracted parties will create infomercials and commercials to induce direct responses among the target market.

●	Website and Mobile:

	●	A well-optimized web and mobile site with proper site structure, page layout, and clear and easy navigation, along with targeted keywords embedded throughout the site has been constructed and will ensure proper search engine placement and saturation. The web and mobile platform will detail the Company’s vacation and entertainment packages and enable consumers to purchase various entertainment and travel packages.

●	Internet:

	●	The Company will allocate a significant budget to Pay-Per-Conversion marketing channels such as AdWords. Also, the Company will purchase banner Ads to target millennials.

●	Social media:

	●	The Company will allocate a significant portion of its marketing budget to generate brand awareness and manage its brand on social media sites, such as Facebook, LinkedIn, and Twitter. Social media has the potential to reach millions of potential consumers. The Company believes that media coverage will increase the Company’s credibility and recognition amongst millennials and other demographics.

Channel 2: Outbound Remarketing

The Company will contract with Customer Support Centers who employ a dedicated team to follow-up on inbound leads generated from marketing efforts.

●	Re-marketing the database to upgrade conversion

	●	The Company will approach a vetted database of potential customers derived from a focused campaign of persistent marketing responders, who have expressed permission for re-marketing on the benefits of the Company’s vacation and entertainment packages.

	●	These registered individuals are accessible by phone, email, and are familiar with the brand, and placed within a vetted database. The Company believes that this marketing strategy enables growth and is easily scalable as demand increases.

Channel 3: Authorized Distributors

The Company will contract with entertainment and travel providers to expand its product offerings.

Pricing

The Company’s marketing model is structured to maximize its exposure to its target markets. The key to that model is a discounted pricing strategy designed to establish goodwill with customers and generate recurring revenue. Nevertheless, the pricing strategy is just one facet of the Company’s efforts to generate new customers through various marketing channels. The Company will focus on three main channels which we believe will allow it to generate leads and increase conversion rates.

Employees

The Company has approximately 2 employees.

Licenses

The Company is able to conduct sales of travel under the following licensing:

●	California Seller of Travel: License No. 2089491-50
●	Florida Seller of Travel: License No. ST37113
●	Iowa Seller of Travel: License No. 960
●	Washington Seller of Travel: License No. UBI-602775122

Sellers of travel require special licensing in only five states: California, Florida, Iowa, Washington and Hawaii. Generally, sellers of travel must register with these states if it solicits customers located within these states.

California

California sellers of travel law require all sellers of travel to register with the Attorney General’s Office and to display the registration number on all advertising. A California seller of travel is anyone that markets, sells, arranges or offers to market, sell, or arrange air or sea transportation to a resident of California or from an office located in California. Companies that offer, distribute, or sell travel certificates, coupons, vouchers, travel passes, et cetera are also required to comply with the special California seller of travel statutes. Under certain circumstances, California consumers may recover money they paid for travel services not provided by a registered seller of travel. California sellers of travel are required to register at least 10 days prior to offering air or sea travel in California. In addition, a California Seller of Travel bond is required for any individual or business working as a travel agent. Fulfilling this surety bond requirement must be done to show compliance with the California licensing statute. To date, the Company is duly registered seller of travel with the State of California and will comply with all applicable regulations as set forth above or as otherwise applicable to the business of the Company.

Florida

Florida sellers of travel law require any person or business that is a seller or promoter of travel-related services to register annually with the Florida Department of Agriculture and Consumer Services (FDACS), unless exempt. Sellers of travel are required to provide proof of assurance in the form of a performance bond, in an amount not to exceed $25,000, or $50,000 if they sell vacation certificates. FDACS is authorized to collect registration fees and impose penalties for noncompliance of the law. Registered sellers of travel must include the following phrase in their contracts: “(NAME OF FIRM) is registered with the State of Florida as a Seller of Travel Registration NO.” Each advertisement of a seller of travel must include the phrase: “Fla. The seller of Travel Reg. No.” In addition, all registered sellers of travel shall prominently display in their place of business, including branch offices, the certificate issued by FDACS. To date, the Company is duly registered seller of travel with the State of Florida and will comply with all applicable regulations as set forth above or as otherwise applicable to the business of the Company.

Iowa

A travel agency doing business in Iowa are required to register with the secretary of state as a travel agency if it or its travel agent conducts the solicitation of an Iowa resident. Iowa’s seller of travel regulations applies to persons or companies that consult with and advise others concerning travel arrangements or accommodations. An applicant shall complete the registration statement form provided by the secretary. The registration statement must be accompanied by the required bond or evidence of financial responsibility and the registration fee. To date, the Company is duly registered seller of travel with the State of Iowa and will comply with all applicable regulations as set forth above or as otherwise applicable to the business of the Company.

Washington

In Washington, a Sellers of Travel endorsement is required before engaging in selling, or advertising to sell, travel services or travel-related benefits. A license must be posted at each location where the licensee operates and a company may not begin this business activity until it receives a Business License listing the required endorsements from the State of Washington. If transportation or other services are canceled by the seller of travel, all sums paid to the seller of travel for services not performed in accordance with the contract between the seller of travel and the purchaser will be refunded within thirty days of receiving the funds from the vendor with whom the services were arranged, or if the funds were not sent to the vendor, the funds should be returned within fourteen days after cancellation by the seller of travel to the purchaser unless the purchaser requests the seller of travel to apply the money to another travel product and/or date.” All funds received from customers for retail travel services that are held more than five business days and must be deposited within five days into a trust account, maintained within the State of Washington, except for sales to be paid to the Airlines Reporting Corporation. Payments from the trust account may be made AT ANY TIME only for: partial or full payment for travel services of the entity directly providing the travel service; refunds as required; the sales commission; interest earned or credited to the trust account; remaining funds once all travel services have been provided or once tickets or another similar documentation binding upon the ultimate provider of the travel services have been provided. A trust account is not required if one posts an “adequate” bond with the State. An “adequate bond” is defined as either $50,000, or an amount equal to ten percent of the total revenue of the two highest consecutive months for the operator during the prior calendar year, whichever is greater, but in no event in excess of $500,000. If any travel is canceled, a travel charter or tour operator shall refund within fourteen days any monies held. Violation of the law is a criminal offense (misdemeanor). To date, the Company is duly registered seller of travel with the State of Washington and will comply with all applicable regulations as set forth above or as otherwise applicable to the business of the Company.

Hawaii

The Company has not obtained, and does not plan on obtaining, a license to conduct sales of travel in Hawaii and, accordingly, it will not solicit customers in that state.

Legal Matters

There are no pending, threatened or actual legal proceedings in which the Company is a party.

THE COMPANY

Background

Syndicated Resorts Association, Inc., then known as Royale Associates LLC (“SRA” or the “Company”), was incorporated in Nevada on August 1, 2014 as a Nevada limited liability company.

On October 26, 2017, the Company filed Articles of Conversion with the Nevada Secretary of State pursuant to which the Company changed its name to Syndicated Resorts Association, Inc. and was converted into a Nevada corporation.

The Company has an authorized capitalization of 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. The Company has a fiscal year end of December 31. As of the date of this report, there are 7,990,000 shares of common stock of the Company issued and outstanding and no shares of preferred stock issued and outstanding.

Recent Developments

Caesars Enterprise Services, LLC

Effective as of February 1, 2018, the Company entered into an agreement with Caesar’s Enterprise Services LLC, a world-renowned entertainment and gaming company based in Nevada (“Caesars”), that enables the Company to purchase and re-sell vouchers for Caesars entertainment offerings as an authorized vendor (the “Caesars Agreement”). The Caesars Agreement has an indefinite term and shall continue until terminated by one of the parties, who may terminate the agreement at any time during the Term without cause and without further liability to the other party by providing the other party with ten days’ written notice. The Company intends to earn revenue from re-sales of tickets purchased from Caesars.

Discount Network

Effective as of January 19, 2018, the Company entered into an agreement with Discount Network, a legal partnership based in Canada (“DN”), and Impact Services Co Ltd., a company based in Thailand (“IS”), whereby the Company shall become authorized to resell subscription products offered by DN and IS shall provide customer services and payments collection services (the “DN Agreement”). DN owns and operates travel and leisure products which provide subscribers with access to special rates on travel and leisure products such as hotels, cruises, condominiums, car rentals, shopping discounts in selected countries, all-inclusive travel and other travel products. The term of the DN Agreement is one year from the date of Activation (as defined in the DN Agreement). The Company intends to earn revenue from commissions received from re-sales of travel products offered by DN.

Ixtapa Palace Resort

On June 8, 2018, the Company entered into a definitive agreement (the “Ixtapa Agreement”) with the Ixtapa Palace Resort, an RCI-member resort hotel located in Ixtapa, Mexico (“Ixtapa Palace”). Pursuant to the terms of the Ixtapa Agreement, the Company shall market and sell sanctioned Ixtapa Place Hotel-Vacation Packages through its technology platform and, in exchange, the Company will receive a consumer fee from end-users equal to the difference between the prices charged by the Ixtapa Palace and the prices paid by the end-users. The term for this agreement is July 8, 2018 to July 8, 2019.

2C Processor USA, LLC

Effective as of February 1, 2017, the Company entered into an agreement with 2C Processor USA, LLC, a licensed payments processor (“2CP”), whereby the Company shall become an authorized sales agent of 2CP (the “2CP Agreement”). 2CP is a registered third party payments processor sponsored by Esquire Bank, which is a member of Visa USA, Inc., MasterCard International, Incorporated and Discover Financial Services LLC networks. Further, 2CP has entered into a Bank ISO Agreement with Esquire Bank. Pursuant to the terms of the 2CP Agreement, the Company shall pay 2CP $2,000 per month in exchange for portfolio management services offered by 2CP. Further, 2CP shall pay the Company a commission for each merchant that the Company engages for 2CP’s payments processing services. The term of the 2CP Agreement is concurrent with the term of 2CP’s Bank ISO Agreement with Esquire Bank. William J. Barber, the Manager of 2CP, is the son of William R. Barber, the President of the Company.

Fastrack Promotions Inc. dba Assured Travel

On April 2, 2018, the Company entered into an agreement with FASTRACK Promotions, Inc., a Nevada corporation doing business as Assured Travel (“Assured Travel”), whereby the Company acquired the rights to resell certain travel products for various travel locations and accommodations packages offered by Assured Travel. The term of the agreement is for 1 year and shall automatically be renewed unless terminated by 30 days’ written notice. The Company intends to earn revenue from commissions received from re-sales of travel products offered by Assured Travel.

Employees

The Company has 2 employees.

Subsidiaries

The Company has no subsidiaries.

Property

The Company has its headquarters at 5530 South Valley View Blvd, Suite 105, Las Vegas, Nevada 89118.

William Barber, the Company’s sole officer and director of the Company, entered into a lease agreement on July 11, 2014 for approximately 12,937 square feet to rent office space located at 5530 South Valley View Blvd, Suites 103- 105, Las Vegas, Nevada 89118. The lease is for 60 months, commencing on August 1, 2014 and ending on July 31, 2019. Mr. Barber permits the Company to use the premises located at 5530 South Valley View Blvd, Suite 105, Las Vegas, Nevada 89118 as its corporate office free of charge.

Legal Proceedings

There are no pending, threatened or actual legal proceedings in which the Company is a party.

Emerging Growth Company

The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act which became law in April, 2012. The definition of an “emerging growth company” is a company with an initial public offering of common equity securities which occurred after December 8, 2011 and has less than $1 billion of total annual gross revenues during last completed fiscal year.

Jumpstart Our Business Startups Act

In April, 2012, the Jumpstart Our Business Startups Act (“JOBS Act”) was enacted into law. The JOBS Act provides, among other things: Exemptions for emerging growth companies from certain financial disclosure and governance requirements for up to five years and provides a new form of financing to small companies; Amendments to certain provisions of the federal securities laws to simplify the sale of securities and increase the threshold number of record holders required to trigger the reporting requirements of the Securities Exchange Act of 1934; Relaxation of the general solicitation and general advertising prohibition for Rule 506 offerings; Adoption of a new exemption for public offerings of securities in amounts not exceeding $50 million; and Exemption from registration by a non-reporting company offers and sales of securities of up to $1,000,000 that comply with rules to be adopted by the SEC pursuant to Section 4(6) of the Securities Act and such sales are exempt from state law registration, documentation or offering requirements. In general, under the JOBS Act a company is an emerging growth company if its initial public offering (“IPO”) of common equity securities was effected after December 8, 2011 and the company had less than $1 billion of total annual gross revenues during its last completed fiscal year. A company will no longer qualify as an emerging growth company after the earliest of

(i)	the completion of the fiscal year in which the company has total annual gross revenues of $1 billion or more,
(ii)	the completion of the fiscal year of the fifth anniversary of the company’s IPO;
(iii)	the company’s issuance of more than $1 billion in nonconvertible debt in the prior three-year period; or
(iv)	the company becoming a “larger accelerated filer” as defined under the Securities Exchange Act of 1934.

The Company meets the definition of an emerging growth company will be affected by some of the changes provided in the JOBS Act and certain of the new exemptions. The JOBS Act provides additional new guidelines and exemptions for non-reporting companies and for non-public offerings. Those exemptions that impact the Company are discussed below. Financial Disclosure. The financial disclosure in a registration statement filed by an emerging growth company pursuant to the Securities Act of 1933 will differ from registration statements filed by other companies as follows:

(i) audited financial statements required for only two fiscal years;

(ii) selected financial data required for only the fiscal years that were audited;

(iii) executive compensation only needs to be presented in the limited format now required for smaller reporting companies. (A smaller reporting company is one with a public float of less than $75 million as of the last day of its most recently completed second fiscal quarter)

However, the requirements for financial disclosure provided by Regulation S-K promulgated by the Rules and Regulations of the SEC already provide certain of these exemptions for smaller reporting companies. The Company is a smaller reporting company.

Currently a smaller reporting company is not required to file as part of its registration statement selected financial data and only needs audited financial statements for its two most current fiscal years and no tabular disclosure of contractual obligations.

The JOBS Act also exempts the Company’s independent registered public accounting firm from complying with any rules adopted by the Public Company Accounting Oversight Board (“PCAOB”) after the date of the JOBS Act’s enactment, except as otherwise required by SEC rule.

The JOBS Act also exempts an emerging growth company from any requirement adopted by the PCAOB for mandatory rotation of the Company’s accounting firm or for a supplemental auditor report about the audit.

Internal Control Attestation. The JOBS Act also provides an exemption from the requirement of the Company’s independent registered public accounting firm to file a report on the Company’s internal control over financial reporting, although management of the Company is still required to file its report on the adequacy of the Company’s internal control over financial reporting.

Section 102(a) of the JOBS Act goes on to exempt emerging growth companies from the requirements in 1934 Act § 14A(e) for companies with a class of securities registered under the 1934 Act to hold shareholder votes for executive compensation and golden parachutes.

Other Items of the JOBS Act. The JOBS Act also provides that an emerging growth company can communicate with potential investors that are qualified institutional buyers or institutions that are accredited to determine interest in a contemplated offering either prior to or after the date of filing the respective registration statement. The Act also permits research reports by a broker or dealer about an emerging growth company regardless if such report provides sufficient information for an investment decision. In addition, the JOBS Act precludes the SEC and FINRA from adopting certain restrictive rules or regulations regarding brokers, dealers and potential investors, communications with management and distribution of research reports on the emerging growth company IPO.

Section 106 of the JOBS Act permits emerging growth companies to submit 1933 Act registration statements on a confidential basis provided that the registration statement and all amendments are publicly filed at least 21 days before the issuer conducts any road show. This is intended to allow the emerging growth company to explore the IPO option without disclosing to the market the fact that it is seeking to go public or disclosing the information contained in its registration statement until the company is ready to conduct a roadshow.

Election to Opt Out of Transition Period. Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a 1933 Act registration statement declared effective or do not have a class of securities registered under the 1934 Act) are required to comply with the new or revised financial accounting standard.

The JOBS Act provides a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of the transition period.

Legal Proceedings

There are no pending, threatened or actual legal proceedings in which the Company is a party.

Reports to Security Holders

In March 2019, the Company filed a Form 8-A general registration of securities pursuant to the Securities Exchange Act of 1934 and is a reporting company pursuant such Act and files with the Securities and Exchange Commission quarterly and annual reports and management shareholding information. The Company intends to deliver a copy of its annual report to its security holders, and will voluntarily send a copy of the annual report, including audited financial statements, to any registered shareholder who requests the same.

The Company’s documents filed with the Securities and Exchange Commission may be inspected at the Commission’s principal office in Washington, D.C. Copies of all or any part of the registration statement may be obtained from the Public Reference Section of the Securities and Exchange Commission, 100 F Street N.E., Washington, D.C. 20549. Call the Commission at 1-800-SEC-0330 for further information on the operation of the public reference rooms. The Securities and Exchange Commission also maintains a web site at http://www.sec.gov that contains reports, proxy statements and information regarding registrants that file electronically with the Commission. All of the Company’s filings may be located under the CIK number 0001723177.

PLAN OF OPERATION

Business Plan and Potential Revenue

The Company currently offers tickets to shows located in Las Vegas to travelers through its website, Showplusdinner.com. The Company plans to develop its platforms further to expand its product offerings to include discounted hotel and travel packages within a network of member properties, hotel resorts, timeshare, and recreational facilities with whom the Company expects to establish partnerships. The Company has already partnered with Caesars Enterprises LLC, Discount Network to act as an authorized reseller of their entertainment and travel products. The Company is currently in negotiations with resorts that are a member of the Resort Condominium International network to become an authorized reseller in order to expand its product offerings further.

For the next few months, the Company will be focusing on engaging new partners to expand its travel and entertainment offerings, obtaining increased visibility for its platforms through the implementation of its marketing strategy and by improving its website and continuing to develop its technological platforms.

Currently, these efforts are being funded by the management of the Company and through the proceeds of the Company’s private placements. Management of the Company believes that having a trading market for the Company’s common stock will make other sources of financing available and assist it in becoming more marketable.

There is no assurance that the Company’s activities will generate sufficient revenues to sustain its operations without additional capital, or if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company. Accordingly, given the Company’s limited cash and cash equivalents on hand, the Company will be unable to implement its business plans and proposed operations unless it obtains additional financing or otherwise is able to generate revenues and profits. The Company may raise additional capital through sales of debt or equity, obtain loan financing or develop and consummate other alternative financial plans. In the near term, the Company plans to rely on its primary stockholder to continue his commitment to funding the Company’s continuing operating requirements. Management anticipates a total capital raise between $5-10M USD over the course of the following four consecutive quarters; provided, however, that the Company will require a minimum of $100,000 for the next 12 months to fund its operations, which will be used to fund expenses related to operations, office supplies, travel, salaries and other incidental expenses. Management believes that this capital would allow the Company to meet its operating cash requirements, and would facilitate the Company’s business of selling and distributing its products. Management also believes that the acquisition of such assets would generate revenue to cover the overhead cost and general liabilities of the Company, and allow the Company to achieve overall sustainable profitability.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company,” we have elected not to provide the disclosure required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our principal executive office is located at 5530 South Valley View Blvd, Suite 105, Las Vegas, Nevada 89118. Management permits the Company to use these premises at no cost to the Company. Currently, this space is sufficient to meet our needs, however, once we expand our business to a significant degree, we will have to find a larger space. We do not foresee any significant difficulties in obtaining any required additional space. We do not currently own any real property.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is currently no public market for the Company’s securities.

At such time as it qualifies, the Company may choose to apply for quotation of its securities on the OTC Bulletin Board. The OTC Bulletin Board is a dealer-driven quotation service. Unlike the Nasdaq Stock Market, companies cannot directly apply to be quoted on the OTC Bulletin Board, only market makers can initiate quotes, and quoted companies do not have to meet any quantitative financial requirements. Any equity security of a reporting company not listed on the Nasdaq Stock Market or on a national securities exchange is eligible.

As such time as it qualifies, the Company may choose to apply for quotation of its securities on the Nasdaq Capital Market. In general there is greatest liquidity for traded securities on the Nasdaq Capital Market and less on the OTC Bulletin Board. It is not possible to predict where, if at all, the securities of the Company will be traded following a business combination.

Stockholders

As of the date of this report, there were approximately 51 stockholders.

Dividends

We have not paid, nor declared, any cash dividends since our inception and do not intend to declare or pay any such dividends in the foreseeable future. Our ability to pay cash dividends is subject to limitations imposed by state law.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the year ended December 31, 2018, the Company did not have any compensation plans (including individual compensation arrangements) under which our Common Stock was authorized for issuance.

The Company’s management will review the adoption of an equity compensation plan in the future.

Recent sales of unregistered securities

The Company has issued the following securities in the last three (3) years. All such securities were issued pursuant to an exemption from registration of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering, as noted below. Each of these transactions was issued as part of a private placement of securities by the Company in which (i) no general advertising or solicitation was used, and (ii) the investors purchasing securities were acquiring the same for investment purposes only, without a view to resale. Furthermore, no underwriters participated or effectuated any of the transactions specified below. Also, no underwriting discounts or commissions applied to any of the transactions set forth below. All potential investors were contacted personally and possessed at the time of their investment bona fide substantive, pre-existing business relationships with the Company and/or its officers, directors and affiliates. No potential investors were contacted through other means, and no general advertising or general solicitation was used to solicit any investors.

Since inception, the Company has issued the following shares of common stock:

On October 26, 2017, the Company issued 6,000,000 shares, at a cost basis of par value, to William Barber in exchange for 100% of the membership interests of Royale Associates LLC pursuant to the terms of the Conversion.

On December 19, 2017, the Company issued 1,000,000 shares of its common stock to Tiber Creek Corporation, at a purchase price of $.0001 per share, pursuant to an engagement agreement. Of these shares, 333,333 shares were assigned to James McKillop.

On December 19, 2017, the Company issued 630,000 common stock shares, at a purchase price of $0.05 per share, for total proceeds of $31,500 to 30 shareholders pursuant to a private placement offering exempt from registration under Section 4(a)(2) and Rule 504 of Regulation D under the Securities Act of 1933.

During the year ended December 31, 2018, the Company issued 360,000 shares at a price of $0.05 per share totaling $18,000 to 18 shareholders pursuant to a private placement offering exempt from registration under Section 4(a)(2) and Rule 504 of Regulation D under the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA.

As a “smaller reporting company,” we have elected not to provide the disclosure required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our audited consolidated financial statements and notes to our financial statements included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors discussed elsewhere in this report.

Certain information included herein contains statements that may be considered forward-looking statements, such as statements relating to our anticipated revenues, gross margin and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity, and financing sources. This forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include those relating to our liquidity requirements, the continued growth of the industry of our Company’s business, the success of our operations, marketing and sales activities, vigorous competition in the industry of our Company’s business, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, the inherent uncertainty and costs of prolonged arbitration or litigation, and changes in federal or state tax laws or the administration of such laws.

Overview

Syndicated Resorts Association, Inc., then known as Royale Associates LLC (“SRA” or the “Company”), was incorporated in Nevada on August 1, 2014 as a Nevada limited liability company.

On October 26, 2017, the Company filed Articles of Conversion with the Nevada Secretary of State pursuant to which the Company changed its name to Syndicated Resorts Association, Inc. and was converted into a Nevada corporation (the “Conversion”).

The Company currently offers tickets to shows located in Las Vegas to travelers through its website, Showplusdinner.com. The Company’s website is designed to function as a digital concierge whereby customers can purchase discounted tickets for shows on the Las Vegas Strip, with the goal of expanding the Company’s offerings to include dinner and hotel offerings and to partner with venues worldwide in the future. As an authorized vendor of Caesars Enterprise Services, LLC (“Caesars”), the Company’s product offerings have included tickets to attend shows at Caesars affiliated properties featuring world-renowned performers. The Company intends to expand its product offerings to enable customers to purchase discounted hotel and travel packages within a network of member properties, hotel resorts, and recreational facilities with whom the Company expects to establish partnerships.

As of December 31, 2018, the Company had not generated significant, recurring revenues and had not shown a history of positive income or cash flows from operations since inception. At December 31, 2018, the Company had sustained a net loss of $61,859 and had a retained deficit of $143,275. However, the Company has entered into agreements with several customers to provide management consulting services in furtherance of its business model.

For the period ended December 31, 2018, the Company’s independent auditors issued a report raising substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its principal stockholders, its ability to obtain necessary equity financing, or its ability to sell its services to generate consistent profitability.

The Company has filed a registration statement on Form S-1 to register the resales of common stock shares held by certain existing shareholders of the Company. The registration statement was declared effective by the Securities and Exchange Commission on February 12, 2019.

Revenues and Losses

During the year ended December 31, 2018, the Company posted revenues of $0. For that same year ended, total operating expenses were $61,889, consisting of advertising expenses of $256, general and administrative costs of $9,625, legal and professional costs of $43,038, and costs for outside services of $8,970. Other income totaled $1,535 and other expense totaled $1,505. The Company generated net loss of $61,859.

Liquidity and Capital Resources

The Company had a cash balance of $1,797 as of December 31, 2018.

Since its inception, the Company has devoted most of its efforts to business planning, research and development, recruiting management and staff and raising capital. Accordingly, the Company was considered to be in the development stage until it recently began formal operations. The Company generated no revenues since its inception and there is no assurance of future revenues.

The Company’s proposed activities will necessitate significant uses of capital beyond 2019.

For the next few months, the Company will be focusing on engaging new partners to expand its travel and entertainment offerings, obtaining increased visibility for its platforms through the implementation of its marketing strategy and by improving its website and continuing to develop its technological platforms.

Currently, these efforts are being funded by the management of the Company and through the proceeds of the Company’s private placements. Management of the Company believes that having a trading market for the Company’s common stock will make other sources of financing available and assist it in becoming more marketable.

There is no assurance that the Company’s activities will generate sufficient revenues to sustain its operations without additional capital, or if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company. Accordingly, given the Company’s limited cash and cash equivalents on hand, the Company will be unable to implement its business plans and proposed operations unless it obtains additional financing or otherwise is able to generate revenues and profits. The Company may raise additional capital through sales of debt or equity, obtain loan financing or develop and consummate other alternative financial plans. In the near term, the Company plans to rely on its primary stockholder to continue his commitment to funding the Company’s continuing operating requirements. Management anticipates a total capital raise between $5-10M USD over the course of the following four consecutive quarters; provided, however, that the Company will require a minimum of $100,000 for the next 12 months to fund its operations, which will be used to fund expenses related to operations, office supplies, travel, salaries and other incidental expenses. Management believes that this capital would allow the Company to meet its operating cash requirements, and would facilitate the Company’s business of selling and distributing its products. Management also believes that the acquisition of such assets would generate revenue to cover the overhead cost and general liabilities of the Company, and allow the Company to achieve overall sustainable profitability.

Discussion of the Year Ended December 31, 2018 as compared to the Year Ended December 31, 2017

The Company generated no revenues during the year ended December 31, 2018, and no revenues for the year ended December 31, 2017. The Company has focused its efforts on business development, and devoted little attention or resources to sales and marketing or generating near-term revenues and profits.

During the year ended December 31, 2018, the Company posted operating expenses of $61,889, consisting of advertising expenses of $256, general and administrative costs of $9,625, legal and professional costs of $43,038, and costs for outside services of $8,970. In contrast, during the year ended December 31, 2017, the Company posted operating expenses of $53,193, consisting of advertising expenses of $12,543, general and administrative costs of $14,343, legal and professional costs of $26,307, and costs for outside services of $0. The initial in operating expenses is attributable to increased costs related to becoming a public company and the development of operations.

During the year ended December 31, 2018, the Company posted a net loss of $61,859, compared to a net loss of $36,300 for the year ended December 31, 2017. The increased loss is primarily the result of increases in in operating expenses attributable to increased costs related to becoming a public company and the development of operations.

During the year ended December 31, 2018, the Company used $54,241 in cash in operating activities and generated $36,000 from financing activities. The Company did not use or generate cash in investing activities.

The Company had a cash balance of $1,797 and $20,038 as of December 31, 2018 and 2017, respectively.

Equipment Financing

The Company has no existing equipment financing arrangements.

Potential Revenue

The Company expects to generate revenue from selling its travel products and services. The Company currently offers tickets to shows located in Las Vegas to travelers through its website, Showplusdinner.com. The Company plans to develop its platforms further to expand its product offerings to include discounted hotel and travel packages within a network of member properties, hotel resorts, timeshare, and recreational facilities with whom the Company expects to establish partnerships. The Company has already partnered with Caesars Enterprises LLC, Discount Network to act as an authorized reseller of their entertainment and travel products. The Company is currently in negotiations with resorts that are a member of the Resort Condominium International network to become an authorized reseller in order to expand its product offerings further.

Alternative Financial Planning

The Company has no alternative financial plans at the moment. If the Company is not able to successfully raise monies as needed through a private placement or other securities offering (including, but not limited to, a primary public offering of securities), the Company’s ability to survive as a going concern and implement any part of its business plan or strategy will be severely jeopardized.

Critical Accounting Policies

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires making estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents - For purpose of the statements of cash flow, cash and cash equivalents include all cash balances and highly liquid investments with a maturity of three months or less.

Income Taxes – The accounting guidance for uncertainties in income tax prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken, or expected to be taken in income tax returns. The Company recognizes a tax benefit from an uncertain tax position in the financial statements only when it is more likely than not that the position will be sustained upon examination. The Company has examined its tax positions and concluded that there are no unrecognized tax benefits that will have a material impact on the financial statements for the years ended December 31, 2018 and 2017.

The Company’s tax returns are subject to possible examination by the taxing authorities. For federal income tax purposes the tax returns essentially remain open to possible examination for a period of three years after the respective filing deadlines of those returns.

Advertising – Advertising costs are expensed as incurred. For the years ended December 31, 2018 and 2017, advertising expense totaled $256 and $12,543, respectively.

Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company”, we have elected not to provide the disclosure required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The required financial statements are included following the signature page of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our prior principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report (based on the evaluation of these controls and procedures required by Rule 15d-15(b) of the Exchange Act) were not effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by the Report, we had failed to adequately invest in personnel and systems to accumulate, record and properly report on our results of operations.

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed our internal control over financial reporting as of December 31, 2018, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO 2013 Criteria). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was not effective, as of the end of the fiscal year, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles, due to the material weaknesses set forth below.

The following is a summary of our material weaknesses as of December 31, 2018:

Lack of Thorough Controls and Segregation of Duties

The Company has not designed nor maintained effective controls over review of financial information, including cut-off, and there is also a lack of segregation of duties with regard to key treasury and accounting functions. These items contribute to a material weakness in internal control over financial reporting. The Company needs to develop an appropriate control environment, perform a risk assessment, develop control activities, and information, as well as monitoring activities.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) that occurred during the year ended December 31, 2018, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

Name	Position
William Barber	President, Secretary, Treasurer, Director

William Barber, age 80, serves as the President, Secretary, Treasurer and a director of the Company since 2014. Mr. Barber is an international businessman, entrepreneur, and investor with significant experience in casualty insurance, premium finance, reinsurance, casino operations & funding, route slot machine distribution in Europe, casino marketing advise, and as an independent financier. He has owned significant investments in an NASD Broker-Dealer and recently served as a consultant for the County of East Montgomery, Texas. For the last 15 years, prior to the gifting of 2C Processor USA to his son of the same name Mr. Barber owned and operated 2C Processor USA, LLC, a Nevada based credit card payment business that is additionally domiciled in Los Angeles as a VISA-Master Card designated ISO Company, and also owned and operated Rue Royale Fine Art LLC, a lithographic printing publisher complete with lithographic representation of a wide range of artworks from world-renown artists. Mr. Barber attended East Washington High School in Washington, PA and served in the United States Marine Corp. as a veteran of the Vietnam War, Panama Invasion, Desert Shield, and the 1st Gulf War. Based on Mr. Barber’s past experience as an executive and his relationships in the entertainment and finance industries, Mr. Barber is qualified to serve as a director and officer of the Company.

Director Independence

Pursuant to Rule 4200 of The NASDAQ Stock Market one of the definitions of an independent director is a person other than an executive officer or employee of a company. The Registrant’s board of directors has reviewed the materiality of any relationship that each of the directors has with the Registrant, either directly or indirectly. Based on this review, the board currently has no independent directors.

Term of Office

Each director serves for a term of one year and until his successor is elected at the Annual Shareholders’ Meeting and is qualified, subject to removal by the shareholders. Each officer serves for a term of one year and until his successor is elected at a meeting of the Board of Directors and is qualified. Each member of the Advisory Board serves at the discretion of the Board of Directors.

Family Relationships

None.

Indemnification of Officers, Directors, Employees and Agents

The Certificate of Incorporation and bylaws of the Company provide that the Company shall, to the fullest extent permitted by applicable law, as amended from time to time, indemnify all directors of the Company, as well as any officers or employees of the Company to whom the Company has agreed to grant indemnification.

Section 145 of the Delaware General Corporation Law empowers a corporation to indemnify its directors and officers and to purchase insurance with respect to liability arising out of their capacity or status as directors and officers provided that this provision shall not eliminate or limit the liability of a director (I) for any breach of the director’s duty of loyalty to the corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) arising under Section 174 of the Delaware General Corporation Law, or (iv) for any transaction from which the director derived an improper personal benefit.

The Delaware General Corporation Law provides further that the indemnification permitted thereunder shall not be deemed exclusive of any other rights to which the directors and officers may be entitled under the corporation’s by-laws, any agreement, vote of shareholders or otherwise.

The effect of the foregoing is to require the Company to indemnify the officers and directors of the Company for any claim arising against such persons in their official capacities if such person acted in good faith and in a manner that he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.

INSOFAR AS INDEMNIFICATION FOR LIABILITIES ARISING UNDER THE SECURITIES ACT OF 1933, AS AMENDED, MAY BE PERMITTED TO DIRECTORS, OFFICERS OR PERSONS CONTROLLING THE COMPANY PURSUANT TO THE FOREGOING PROVISIONS, IT IS THE OPINION OF THE SECURITIES AND EXCHANGE COMMISSION THAT SUCH INDEMNIFICATION IS AGAINST PUBLIC POLICY AS EXPRESSED IN THE ACT AND IS THEREFORE UNENFORCEABLE.

Identification of Significant Employees

The Company currently has two full-time employees, not including independent sales consultants.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years:

●	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●	Had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	Been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	Been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	Been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any

●	Registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Committees of the Board

Our Company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our Directors believe that it is not necessary to have such committees, at this time, because the Board of Directors can adequately perform the functions of such committees.

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our President and Director, at the address appearing on the first page of this filing.

Risk Oversight

Effective risk oversight is an important priority of the Board of Directors. Because risks are considered in virtually every business decision, the Board of Directors discusses risk throughout the year generally or in connection with specific proposed actions. The Board of Directors’ approach to risk oversight includes understanding the critical risks in the Company’s business and strategy, evaluating the Company’s risk management processes, allocating responsibilities for risk oversight among the full Board of Directors, and fostering an appropriate culture of integrity and compliance with legal responsibilities.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the SEC and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants. The Board of Directors reviews the Company’s internal accounting controls, practices and policies.

Code of Ethics

Our Board of Directors has not adopted a code of ethics. We anticipate that we will adopt a code of ethics when we increase either the number of our Directors or the number of our employees.

ITEM 11. EXECUTIVE COMPENSATION

The Company has not paid any executive compensation.

The Company has not entered into any employment agreements with any of its officers. It intends to pay annual salaries to such officers and will pay an annual stipend to its directors when the Board determines, in its sole discretion, that cash flow is sufficient to make such payments in light of other cash needs of the Company.

Although not presently offered, the Company anticipates that its officers and directors will be provided with a health, vision and dental insurance program. In addition, the Company plans to offer 401(k) matching funds as a retirement benefit, paid vacation days and paid holidays.

Outstanding Equity Awards at Fiscal Year-End

There are no current outstanding equity awards to our executive officers as of December 31, 2018.

Employment Agreements

The Company shall enter into and maintain customary employment agreements with each of its officers and employees, but, to date, has not entered into any such agreements.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act may require our executive officers and Directors, and persons who own more than ten percent of our common stock to file reports of ownership and change in ownership with the Securities and Exchange Commission and the exchange on which the common stock is listed for trading. Executive officers, Directors and more than ten percent (10%) stockholders are required by regulations promulgated under the Exchange Act to furnish us with copies of all Section 16(a) reports filed. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended December 31, 2018, we believe that our executive officers, Directors and ten percent (10%) stockholders complied with all reporting requirements applicable to them.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of the date of this prospectus regarding the beneficial ownership of the Company’s Common Stock by each of its executive officers and directors, individually and as a group and by each person who beneficially owns in excess of five percent of the common stock after giving effect to any exercise of warrants or options held by that person.

Name and Position	Shares Owned	Percent of Class (1)	Voting Percentage
William Barber, (2)(3) President, Secretary, Treasurer, Director	6,000,000	75.09%	75.09%

All Officers and directors as a Group (1 person)	6,000,000	75.09%	75.09%

(1)	Based on 7,990,000 shares of Common Stock outstanding.

(2)	Consists of 6,000,000 shares issued as a result of the Conversion.

(3)	The address of the officers and directors of the Company is located at 5530 South Valley View Blvd, Suite 105, Las Vegas, Nevada 89118.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

Transactions with Related Persons

On October 26, 2017, the Company issued 6,000,000 shares of its common stock to William Barber, an officer and director of the Company, valued at $600 or $.0001 per share, as a result of the Conversion.

On December 12, 2017, the Company issued 1,000,000 shares of its common stock to Tiber Creek Corporation, at a cost basis of $.0001 per share, for services rendered pursuant to an engagement agreement. Of these shares, 333,333 shares were assigned to James McKillop. James Cassidy, a partner in the law firm which acts as counsel to the Company, is the sole owner and director of Tiber Creek Corporation, which was issued 1,000,000 shares of the Company’s common stock, at a cost basis of $0.0001 per share, for services rendered (of which James McKillop was assigned 333,333 of the common stock shares in the Company issued to Tiber Creek Corporation). James Cassidy and James McKillop are both promoters of the Company and provided certain advisory services to the Company, including preparation and filing of the charter corporate documents and preparation of the instant registration statement.

Effective as of February 1, 2017, the Company entered into an agreement with 2C Processor USA, LLC, a licensed payments processor (“2CP”), whereby the Company shall become an authorized sales agent of 2CP (the “2CP Agreement”). 2CP is a registered third party payments processor sponsored by Esquire Bank, which is a member of Visa USA, Inc., MasterCard International, Incorporated and Discover Financial Services LLC networks. Further, 2CP has entered into a Bank ISO Agreement with Esquire Bank. Pursuant to the terms of the 2CP Agreement, the Company shall pay 2CP $2,000 per month. The term of the 2CP Agreement is concurrent with the term of 2CP’s Bank ISO Agreement with Esquire Bank. William J. Barber, the Manager of 2CP, is the son of William R. Barber, the President of the Company.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officers, Directors and significant stockholders. However, all of the transactions described above were approved and ratified by our Board of Directors. In connection with the approval of the transactions described above, our Board of Directors, took into account several factors, including their fiduciary duties to the Company; the relationships of the related parties described above to the Company; the material facts underlying each transaction; the anticipated benefits to the Company and related costs associated with such benefits; whether comparable products or services were available; and the terms the Company could receive from an unrelated third party.

We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

●	Disclosing such transactions in reports where required;

●	Disclosing in any and all filings with the SEC, where required;

●	Obtaining disinterested directors consent; and

●	Obtaining shareholder consent where required.

Director Independence

Quotations for the Company’s common stock are entered on the Over-the-Counter Bulletin Board inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, the Company applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. As a result, the Company does not have any independent directors. Our directors, Clayton Patterson and Harold Patterson, are also executive officers of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statement and review of financial statements included in our 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $15,000 for fiscal year ended December 31, 2018, and $15,000 for fiscal year ended December 31, 2017.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported above were $9,000 and $9,000 for fiscal years ended December 31, 2018 and 2017, respectively.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were nil for fiscal years ended December 31, 2018 and 2017.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were nil for fiscal years ended December 31, 2018 and 2017.

Audit Committee

As of the date of this Annual Report, the Company did not have a standing audit committee serving, and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements Index

The following financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2018 and 2017

Consolidated Statements of Operations for the years ended December 31, 2018 and December 31, 2017

Consolidated Statements of Cash Flows for the years ended December 31, 2018 and December 31, 2017

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2018 and 2017

Notes to Consolidated Financial Statements

EXHIBITS

Certain exhibits listed below are incorporated by reference as so marked with the date and filing with which such exhibits were filed with the Securities and Exchange Commission)

Exhibit No.	Description

2.1	Agreement and Plan of Conversion between Royale Associates LLC and Syndicated Resorts Association, Inc. (filed as an Exhibit to the Form S-1 filed on December 28, 2017)

3.1	Articles of Incorporation (filed as an Exhibit to the Form S-1 filed on December 28, 2017)

3.2	By-laws (filed as an Exhibit to the Form S-1 filed on December 28, 2017)

3.3	Sample stock certificate (filed as an Exhibit to the Form S-1 filed on December 28, 2017)

3.4	Articles of Conversion filed with the Secretary of State of Nevada on October 26, 2017 (filed as an Exhibit to the Form S-1 filed on December 28, 2017)

5.1	Opinion of Counsel on legality of securities being registered (filed as an Exhibit to the Form S-1 filed on August 21, 2018)

10.1	Letter of Intent by and between Royale Associates LLC and Ixtapa Palace Resort (filed as an Exhibit to the Form S-1 filed on December 28, 2017)

10.2	Agreement by and between William Barber and Tiber Creek Corporation (filed as an Exhibit to the Form S-1 filed on December 28, 2017)

10.3	Prepay Voucher Agreement by and between the Company and Caesars’ Entertainment LLC (filed as an Exhibit to the Form S-1 filed on May 3, 2018)

10.4	Market Affiliation Agreement by and between the Company, Discount Network and Impact Services (filed as an Exhibit to the Form S-1 filed on May 3, 2018)

10.5	Sub-ISO Agency/Portfolio Management Agreement by and between the Company and 2C Processor USA LLC (filed as an Exhibit to the Form S-1 filed on May 3, 2018)

10.6	Travel Products Purchase Agreement by and between the Company and FASTRACK Promotions, Inc. (filed as an Exhibit to the Form S-1 filed on May 3, 2018)

10.7	Form of Travel Agency Agreement by and between the Company and Ixtapa Palace Resort (filed as an Exhibit to the Form S-1 filed on July 11, 2018)

31*	Rule 15d-14(a) Certification by Principal Executive Officer and Principal Financial Officer

32*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 24, 2019.

SYNDICATED RESORTS ASSOCIATION, INC.

By:	/s/ William Barber
William Barber
Title:	President (Principal Executive Officer)

By:	/s/ William Barber
William Barber
Title:	Chief Financial Officer (Principal Financial Officer)

By:	/s/ William Barber
William Barber
Title:	Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 24, 2019.

By:	/s/ William Barber
William Barber
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ William Barber
William Barber
Title:	Treasurer (Principal Financial Officer)

By:	/s/ William Barber
William Barber
Title:	Treasurer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed below by the following persons, constituting all of the members of the board of directors, in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ William Barber	Director	April 24, 2019
William Barber

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT

TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED

SECURITIES PURSUANT TO SECTION 12 OF THE ACT

We will furnish to the Securities and Exchange Commission, at the same time that it is sent to stockholders, any proxy or information statement that we send to our stockholders in connection with any annual stockholders’ meeting.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Syndicated Resorts Association, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Syndicated Resorts Association, Inc. (the “Company”) as of December 31, 2018 and 2017, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC
BF Borgers CPA PC

We have served as the Company’s auditor since 2017
Lakewood, CO
April 24, 2019

F-1

SYNDICATED RESORTS ASSOCIATION, INC.

(a Nevada Corporation)

BALANCE SHEETS

	December 31,	December 31,
	2018	2017
	(Audited)	(Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$1,797	$20,038

Total Assets	$1,797	$20,038

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Accounts Payable	$3,374	$0
Credit Card Payable	9,946	5,702
Total Liabilities	$13,320	$5,702

Stockholders’ Equity (Deficit)
Common Stock	799	763
Additional Paid in Capital	130,953	97,989
Subscriptions Receivable	0	(3,000)
Retained Deficit	(143,275)	(81,416)
Total Stockholder’s Equity (Deficit)	(11,523)	14,336

Total Liabilities and Stockholders’
Equity (Deficit)	$1,797	$20,038

The accompanying notes are an integral part of these financial statements.

F-2

SYNDICATED RESORTS ASSOCIATION, INC.

(a Nevada Corporation)

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2018	2017
	(Audited)	(Audited)

Operating Expenses
Advertising	$256	$12,543
General and Administrative	9,625	14,343
Legal and Professional	43,038	26,307
Outside Services	8,970	0

Total Operating Expenses	61,889	53,193

Loss from Operations	(61,889)	(53,193)

Other Income (Expense)
Other Income	1,535	17,732
Other Expense	(1,505)	(839)

Total Other Income (Expense)	30	16,893

Net Income (Loss)	$(61,859)	$(36,300)

Earnings Per Common Share - Basic and diluted loss per share	$(0.01)	$(0.02)
Weighted average number of common shares outstanding - Basic and diluted	7,807,198	1,868,434

The accompanying notes are an integral part of these financial statements.

F-3

SYNDICATED RESORTS ASSOCIATION, INC.

(a Nevada Corporation)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the year ended December 31, 2018

	LLC	Common		Additional		Retained
	Member’s	Stock	Common	Paid-in	Subscriptions	Earnings
	Equity	Shares	Stock	Capital	Receivable	(Deficit)	Total

Balance December 31, 2017 (Audited)	$0	7,630,000	$763	$97,989	$(3,000)	$(81,416)	$14,336

Subscriptions Paid (Note 4)					3,000		3,000

Common Stock Issued for Cash (Note 4)		360,000	36	17,964			18,000

Capital Contribution (Note 4)				15,000			15,000

Net Loss for the Year Ended December 31, 2018						(61,859)	(61,859)
Balance December 31, 2018 (Audited)	$0	7,990,000	$799	$130,953	$0	$(143,275)	$(11,523)

Common Stock - 100,000,000 Shares Authorized, 7,990,000 Issued and Outstanding

Preferred Stock - 20,000,000 Shares Authorized, 0 Issued and Outstanding

The accompanying notes are an integral part of these financial statements.

F-4

SYNDICATED RESORTS ASSOCIATION, INC.

(a Nevada Corporation)

STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

	2018	2017
	(Audited)	(Audited)

Cash Flows from Operating Activities
Net Loss	$(61,859)	$(36,300)
Adjustments to Reconcile Net Loss to
Net Cash Used by Operating Activities:
Stock issued for Services	0	100
Change in Operating Assets and Liabilities
Increase (Decrease) in Accounts Payable	3,374	(750)
Increase (Decrease) in Credit Card Payable	4,244	(3,445)
Net Cash Used by Operating Activities	(54,241)	(40,395)

Cash Flows from Financing Activities
Common Stock Issued for Cash	18,000	28,500
Subscriptions Receivable	3,000	0
Contributed Capital	15,000	22,741
Net Cash Provided by Financing Activities	36,000	51,241

Net Increase (Decrease) in Cash	(18,241)	10,846
Cash Balance - Beginning of Period	20,038	9,192

Cash Balance - End of Period	$1,797	$20,038

The accompanying notes are an integral part of these financial statements.

F-5

SYNDICATED RESORTS ASSOCIATION, INC.

(a Nevada Corporation)

December 31, 2018 and 2017

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business – Syndicated Resorts Association, Inc. (the “Company”), is a corporation which organized originally as Royale Associates, LLC - a Nevada single member LLC, which began operations in 2015. The Company is a marketing and sales entity working within the vacation industry. The Company is designed to optimize relationships between resort destinations and potential vacationers. The Company markets to prospective clients through accredited distributors and customer support centers located throughout the United States.

Cash and Cash Equivalents - For purpose of the statements of cash flow, cash and cash equivalents include all cash balances and highly liquid investments with a maturity of three months or less.

Income Taxes – The accounting guidance for uncertainties in income tax prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken, or expected to be taken in income tax returns. The Company recognizes a tax benefit from an uncertain tax position in the financial statements only when it is more likely than not that the position will be sustained upon examination. The Company has examined its tax positions and concluded that there are no unrecognized tax benefits that will have a material impact on the financial statements for the years ended December 31, 2018 and 2017.

The Company’s tax returns are subject to possible examination by the taxing authorities. For federal income tax purposes the tax returns essentially remain open to possible examination for a period of three years after the respective filing deadlines of those returns.

Advertising – Advertising costs are expensed as incurred. For the years ended December 31, 2018 and 2017, advertising expense totaled $256 and $12,543, respectively.

Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 – CASH AND CASH EQUIVALENTS

As of December 31, 2018 and 2017, the cash balances were below the FDIC insured limits, and there were no restrictions on cash. The cash balances were $1,797 and $20,038 as of December 31, 2018 and 2017, respectively.

F-6

SYNDICATED RESORTS ASSOCIATION, INC.

(a Nevada Corporation)

December 31, 2018 and 2017

NOTE 3 – CREDIT CARD PAYABLE

The credit card payable represents the balances accrued on company credit cards. As of December 31, 2018 and 2017, the accrued balance totaled $9,946 and 5,702, respectively.

NOTE 4 – STOCKHOLDERS’ EQUITY

During the year ended December 31, 2018, the Company collected $3,000 of subscriptions receivable. In addition, the Company issued 360,000 shares of 0.0001 par value stock at a price of $0.05 per share totaling $18,000.

During the year ended December 31, 2018, capital contributions of $15,000 were made by the major shareholder.

NOTE 5 – EARNINGS PER COMMON SHARE – BASIC AND DILUTED

Basic - Basic earnings per share is calculated by dividing the net profit (loss) for the year by the weighted average number of ordinary share outstanding during the financial year held by the Company.

Diluted – For the purpose of calculating diluted earnings per share, the profit attributable to equity holders of the Company and the weighted average number of ordinary shares outstanding during the financial year have been adjusted for the dilutive effects of all potential ordinary shares, warrants, and share options granted. The dilutive earnings per share is calculated by dividing the profit attributable to equity holders of the Company by the weighted average number of shares that would have been in issue upon full exercise of the remaining warrants, adjusted by the number of such shares that would have been issued at fair value as follows:

	December 31, 2018	December 31, 2017
Profit (Loss) attributable to equity holders	$(61,859)	$(36,300)

Weighted Average Number of Shares – Basic and Diluted	7,807,198	1,868,434

Earnings Per Common Share – Basic and diluted	$(.01)	$(.02)

F-7

SYNDICATED RESORTS ASSOCIATION, INC.

(a Nevada Corporation)

December 31, 2018 and 2017

NOTE 6 – OTHER INCOME AND EXPENSE

The Company received income as part of a marketing project, which would pay a fee for each qualified person who responded. As part of the project the Company sold tickets to certain events. The income associated with these activities totaled $1,535 and the costs associated with these activities totaled $1,505 for the year ended December 31, 2018. The income associated with these activities was $7,275 for the year ended December 31, 2017. This revenue is not the primary business of the Company; therefore, the activities have been recorded in Other Income.

The Company resolved a dispute for previously paid advertising and interest and received a refund of $10,457 during the year ended December 31, 2017. This refund has been included in other income.

NOTE 7 – GOING CONCERN

The financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements for the years ending December 31, 2018 and 2017, the Company has had significant operating losses, raising substantial doubt about its ability to continue as a going concern.

During the years ending December 31, 2018 and 2017, the Company sold stock and raised capital to move forward with its business plan. The Company is still in its beginning stages, and has not had the opportunity to fully develop the operations it expects to have. With the additional capital raised, the Company expects to continue to work towards sales under its business plan. While the Company anticipates success in this venture, there is no assurance that this will occur.

As a result, there continues to be substantial doubt about the Company’s ability to continue as a going concern within one year after issuance of the financials statements.

NOTE 8 – SUBSEQUENT EVENTS

The management reviewed the Company’s operations subsequent to December 31, 2018, the date of the most recent balance sheet, and has determined the Company does not have additional adjustments to the financial statements or additional disclosures as of April 23, 2019, which is the date on which the financial statements were available to be issued.

F-8