Form 10-Q
period 2019-03-31
Syndicated Resorts Association,Inc.
filed 2019-05-22
CIK 1723177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __ to ___

Commission File No. 000-56033

SYNDICATED RESORTS ASSOCIATION, INC.
(Exact name of registrant as specified in its charter)

Nevada	47-5018835
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5530 South Valley View Blvd, Suite 105

Las Vegas, Nevada 89118

(Address of principal executive offices) (zip code)

480-666-4116
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days). Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller Reporting Company	[X]
Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	N/A	N/A

As of May 22, 2019, the Company had 7,990,000 shares of its common stock, par value $.0001 per share, issued and outstanding.

UNITED CAPITAL CONSULTANTS INC.
TABLE OF CONTENTS

SYNDICATED RESORTS ASSOCIATION, INC.

(a Nevada Corporation)

UNAUDITED BALANCE SHEETS

	March 31, 2019	December 31, 2018
ASSETS
Current Assets
Cash	$1,631	$1,797

Total Assets	$1,631	$1,797

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Accounts Payable	$20,060	$3,374
Credit Card Payable	19,244	9,946
Total Liabilities	39,304	13,320

Commitments and Contingencies (Note 8)

Stockholders’ Equity (Deficit)
Preferred Stock - Par Value $0.0001, 20,000,000 Shares Authorized, 0 Issued and Outstanding	0	0
Common Stock - Par Value $0.0001, 100,000,000 Shares Authorized, 7,990,000 Issued and Outstanding	799	799
Additional Paid in Capital	131,763	130,953
Retained Deficit	(170,235)	(143,275)
Total Stockholder’s Equity (Deficit)	(37,673)	(11,523)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,631	$1,797

The accompanying notes are an integral part of these condensed financial statements.

SYNDICATED RESORTS ASSOCIATION, INC.

(a Nevada Corporation)

UNAUDITED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2019	2018

Operating Expenses
General and Administrative	$5,318	$3,910
Legal and Professional	20,985	6,000
Outside Services	0	8,970

Total Operating Expenses	26,303	18,880

Loss from Operations	(26,303)	(18,880)

Other Income (Expense)
Other Income	0	1,535
Other Expense	(657)	(123)
Total Other Income (Expense)	(657)	1,412

Loss from Operations before Income Taxes	(26,960)	(17,468)

Provision for Income Taxes	0	0

Net Loss	$(26,960)	$(17,468)

Weighted Average Number of Common Shares -
Basic and Diluted	7,990,000	7,630,000

Net Loss per Common Shares -
Basic and Diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

SYNDICATED RESORTS ASSOCIATION, INC.

(a Nevada Corporation)

UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months Ended March 31, 2019 and 2018

	Common		Additional	Retained
	Stock	Common	Paid-in	Earnings
	Shares	Stock	Capital	(Deficit)	Total

Balance January 1, 2019	7,990,000	$799	$130,953	$(143,275)	$(11,523)

Capital Contributions			810		810

Net Loss for the Three Months Ended March 31, 2019				(26,960)	(26,960)

Balance March 31, 2019	7,990,000	$799	$131,763	$(170,235)	$(37,673)

	Common		Additional		Retained
	Stock	Common	Paid-in	Subscriptions	Earnings
	Shares	Stock	Capital	Receivable	(Deficit)	Total

Balance January 1, 2018	7,630,000	$763	$97,989	$(3,000)	$(81,416)	$14,336

Cash received for subscription receivable				1,000		1,000

Net Loss for the Three Months Ended March 31, 2018					(17,468)	(17,468)

Balance March 31, 2018	7,630,000	$763	$97,989	$(2,000)	$(98,884)	$(2,132)

The accompanying notes are an integral part of these condensed financial statements.

SYNDICATED RESORTS ASSOCIATION, INC.

(a Nevada Corporation)

UNAUDITED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31,

	2019	2018

Cash Flows from Operating Activities
Net Loss	$(26,960)	$(17,468)
Adjustments to Reconcile Net Loss to
Net Cash Used by Operating Activities:
Change in Operating Assets and Liabilities
Increase in Accounts Payable	16,686	0
Increase in Credit Card Payable	9,298	2,919
Net Cash Used by Operating Activities	(976)	(14,549)

Cash Flows from Financing Activities
Contributed Capital	810	0
Subscriptions Receivable	0	1,000
Net Cash Provided by Financing Activities	810	1,000

Net Decrease in Cash	(166)	(13,549)
Cash Balance - Beginning of Period	1,797	20,038

Cash Balance - End of Period	$1,631	$6,489

The accompanying notes are an integral part of these condensed financial statements.

SYNDICATED RESORTS ASSOCIATION, INC.

(a Nevada Corporation)

March 31, 2019 and 2018 and December 31, 2018

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

Basis of Presentation – The accompanying unaudited interim financial statements have been prepared in accordance with the same accounting policies as the Company’s last annual financial statements. They do not include all the information required for a complete set of financial statements, however selected explanatory notes are included to explain events and transactions that are significant to the Company’s financial position and performance since the last annual financial statements.

The Company’s policies conform to accounting principles generally accepted in the United States of America as contained in the Accounting Standards Codification (ASC) issued by the Financial Accounting Standards Board (FASB) and have been consistently applied.

Method of Accounting – The Company uses the accrual method of accounting, in accordance with accounting principles generally accepted in the United States of America. The accounting policies have been applied consistently for purposes of preparation of these interim financial statements.

Recent Accounting Pronouncements – FASB has issued a new standard for accounting for leases under ASC 842, which is required to be adopted as of January 1, 2019. Since the Company currently has no leases, this new standard currently does not apply to the Company. There were no other new accounting pronouncements that impact the reporting for the Company as of March 31, 2019 and 2018, respectively.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents - For purpose of the statements of cash flow, cash and cash equivalents include all cash balances and highly liquid investments with a maturity of three months or less.

Income Taxes – The accounting guidance for uncertainties in income tax prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken, or expected to be taken in income tax returns. The Company recognizes a tax benefit from an uncertain tax position in the financial statements only when it is more likely than not that the position will be sustained upon examination. The Company has examined its tax positions and concluded that there are no unrecognized tax benefits that will have a material impact on the financial statements for the quarters ended March 31, 2019 and 2018.

The Company’s tax returns are subject to possible examination by the taxing authorities. For federal income tax purposes the tax returns essentially remain open to possible examination for a period of three years after the respective filing deadlines of those returns.

SYNDICATED RESORTS ASSOCIATION, INC.

(a Nevada Corporation)

March 31, 2019 and 2018 and December 31, 2018

NOTE 2 – CASH AND CASH EQUIVALENTS

As of March 31, 2019 and December 31, 2018, the cash balances were below the FDIC insured limits, and there were no restrictions on cash. The cash balances were $1,631 and $1,797 as of March 31, 2019 and December 31, 2018, respectively.

NOTE 3 – CREDIT CARD PAYABLE

The credit card payable represents the balances accrued on company credit cards. As of March 31, 2019 and December 31, 2018, the accrued balance totaled $19,244 and $9,946, respectively.

NOTE 4 – STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2019, capital contributions of $810 were made by the major shareholder.

Preferred Stock – The Company has authorized 20,000,000 shares of $.0001 par value preferred stock. As of March 31, 2019 and 2018, there were 0 shares issued and outstanding.

Common Stock – The Company has authorized 100,000,000 shares of $.0001 par value common stock. As of March 31, 2019 and 2018 there were 7,990,000 and 7,630,000 shares issued and outstanding, respectively.

NOTE 5 – EARNINGS (LOSS) PER COMMON SHARE – BASIC AND DILUTED

Earnings (Loss) per share of common stock are computed in accordance with FASB ASC 260.

Basic - Basic earnings per share is calculated by dividing the net profit (loss) for the year by the weighted average number of ordinary shares outstanding during the financial year held by the Company.

Diluted – For the purpose of calculating diluted earnings per share, the profit attributable to equity holders of the Company and the weighted average number of ordinary shares outstanding during the financial year have been adjusted for the dilutive effects of all potential ordinary shares, warrants, and share options granted. The dilutive earnings per share is calculated by dividing the profit attributable to equity holders of the Company by the weighted average number of shares that would have been in issue upon full exercise of the remaining warrants, adjusted by the number of such shares that would have been issued at fair value.

NOTE 6 – OTHER INCOME AND EXPENSE

In 2018, the Company received income as part of a marketing project, which would pay a fee for each qualified person who responded. As part of the project the Company sold tickets to certain events. The income associated with these activities totaled $1,535 and the costs associated with these activities totaled $123 for the quarter ended March 31, 2018. This revenue is not the primary business of the Company; therefore, the activities have been recorded in Other Income. There was no income or expense from these activities for the quarter ended March 31, 2019.

SYNDICATED RESORTS ASSOCIATION, INC.

(a Nevada Corporation)

March 31, 2019 and 2018 and December 31, 2018

NOTE 7 – GOING CONCERN

The financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying unaudited financial statements for the quarters ending March 31, 2019 and 2018, the Company has had significant operating losses, raising substantial doubt about its ability to continue as a going concern.

During the year ending December 31, 2018, the Company sold stock and raised capital to move forward with its business plan. They continue to move forward with this plan during the quarter ending March 31, 2019. The Company is still in its beginning stages, and has not had the opportunity to fully develop the operations it expects to have. With the additional capital raised, the Company expects to continue to work towards sales under its business plan. While the Company anticipates success in this venture, there is no assurance that this will occur.

As a result, there continues to be substantial doubt about the Company’s ability to continue as a going concern within one year after issuance of the financial statements.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company did not have any leases, pending litigation, or other commitments and contingencies at March 31, 2019 and 2018, respectively.

NOTE 9 – SUBSEQUENT EVENTS

Management reviewed the Company’s operations subsequent to March 31, 2019, the date of the most recent balance sheet, and has determined the Company does not have additional adjustments to the financial statements or additional disclosures as of May 13, 2019, which is the date on which the financial statements were available to be issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and notes to our financial statements included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors discussed elsewhere in this report.

Certain information included herein contains statements that may be considered forward-looking statements, such as statements relating to our anticipated revenues, gross margin and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity, and financing sources. This forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include those relating to our liquidity requirements, the continued growth of the Company’s industry, the success of our business development, marketing and sales activities, vigorous competition in the Company’s industry, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, the inherent uncertainty and costs of prolonged arbitration or litigation, and changes in federal or state tax laws or the administration of such laws.

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

As of March 31, 2019, the Company had not generated significant, recurring revenues and had not shown a history of positive income or cash flows from operations since inception. At March 31, 2019, the Company had sustained a net loss of $26,960 and had a retained deficit of $170,235. However, the Company has entered into agreements with several customers to provide management consulting services in furtherance of its business model.

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

Revenues and Losses

During the three months ended March 31, 2019, the Company posted net revenues of $0, total operating expenses of $26,303, consisting of general and administrative expenses of $5,318 and costs for legal and professional services of $20,985, and a net loss of $26,303. During the three months ended March 31, 2018, the Company posted net revenues of $0, total operating expenses of $18,880, consisting of general and administrative expenses of $3,910, costs for legal and professional services of $6,000 and costs for outside services of $8,970, and a net loss of $18,880.

During the three months ended March 31, 2019, the Company incurred cost of revenue of $0, compared to cost of revenue of $0 for the three months ended March 31, 2018.

Liquidity and Capital Resources

The Company had a cash balance of $1,631 as of March 31, 2019.

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

Discussion of the Three Months ended March 31, 2019 as compared to the Three Months ended March 31, 2018

The Company generated no revenues during the three months ended March 31, 2019 and 2018, respectively. The Company has focused its efforts on business development, and devoted little attention or resources to sales and marketing or generating near-term revenues and profits.

During the three months ended March 31, 2019, the Company posted a cost of revenue of $0 and total operating expenses of $26,303, consisting of general and administrative expenses of $5,318 and costs for legal and professional services of $20,985, as compared to a cost of revenue of $0 and operating expenses of operating expenses of $18,880, consisting of general and administrative expenses of $3,910, costs for legal and professional services of $6,000 and costs for outside services of $8,970. These increases in operating costs largely resulted from legal and accounting fees related to becoming a public company and the development of operations.

During the three months ended March 31, 2019, the Company posted a net loss of $26,303 as compared to net loss of $18,880 for the three months ended March 31, 2018. The increase in net loss resulted from legal and accounting fees related to becoming a public company and the development of operations.

For the three months ended March 31, 2019, the Company used cash in operating activities of $976. During such period, the Company also generated cash in financing activities in the amount of $810 and did not use or generate cash from investing activities. In comparison, for the three months ended March 31, 2018, the Company used cash in operating activities of $14,549. During such period, the Company did not use or generate cash in investing activities and generated cash from financing activities in the amount of $1,000.

The Company had a cash balance of $1,631 and $6,489 as of March 31, 2019 and 2018, respectively.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Information not required to be filed by a smaller reporting company.

ITEM 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the period covered by this report by the Company’s principal executive officer (who is also the principal financial officer) in consultation with an outside accounting advisor.

Based upon that evaluation, the Company’s principal executive officer has concluded that the Company’s disclosure controls and procedures were not effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company intends to engage outside accounting advisors to assist the Company in implementing effective disclosure controls and procedures.

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There are no sales of unregistered securities to report that have not been previously included in the Company’s past Quarterly Reports on Form 10-Q.

ITEM 5. OTHER INFORMATION

No Changes in Nomination Procedures

During the quarter covered by this Report, there were not any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

ITEM 6. EXHIBITS

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 22, 2019.

SYNDICATED RESORTS ASSOCIATION, INC.

By:	/s/ William Barber
Title:	President (Principal Executive Officer)

By:	/s/ William Barber
Title:	Chief Financial Officer (Principal Financial Officer)

By:	/s/ William Barber
Title:	Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 22, 2019.

By:	/s/ William Barber
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ William Barber
Title:	Treasurer (Principal Financial Officer)

By:	/s/ William Barber
Title:	Treasurer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed below by the following persons, constituting all of the members of the board of directors, in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ William Barber	Director	May 22, 2019
William Barber

