Form 10-Q
period 2019-09-30
Syndicated Resorts Association,Inc.
filed 2019-11-19
CIK 1723177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ X ]	Smaller Reporting Company	[ X ]
Emerging growth company	[ X ]

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

As of November 14, 2019, the Company had 7,990,000 shares of its common stock, par value $.0001 per share, issued and outstanding.

SYNDICATED RESORTS ASSOCIATION INC.
TABLE OF CONTENTS

SYNDICATED RESORTS ASSOCIATION, INC.

(a Nevada Corporation)

UNAUDITED BALANCE SHEETS

	September 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash	$3,300	$1,797

Total Current Assets	3,300	1,797

Total Assets	$3,300	$1,797

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Accounts Payable	$2,843	$3,374
Credit Card Payable	13	9,946
Total Current Liabilities	2,856	13,320

Total Liabilities	2,856	13,320

Commitments and Contingencies (Note 8)

Stockholders’ Equity (Deficit)
Preferred Stock - Par Value $0.0001, 20,000,000 Shares Authorized, 0 Issued and Outstanding	0	0
Common Stock - Par Value $0.0001, 100,000,000 Shares Authorized, 7,990,000 Issued and Outstanding	799	799
Additional Paid in Capital	176,563	130,953
Retained Deficit	(176,918)	(143,275)
Total Stockholder’s Equity (Deficit)	444	(11,523)

Total Liabilities and Stockholders’ Equity (Deficit)	$3,300	$1,797

The accompanying notes are an integral part of these condensed financial statements.

SYNDICATED RESORTS ASSOCIATION, INC.

(a Nevada Corporation)

UNAUDITED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018

Operating Expenses
Advertising	$(900)	$416	$0	$633
General and Administrative	1,190	1,827	7,137	8,013
Legal and Professional	1,640	8,948	24,447	36,759
Outside Services	0	0	0	8,970

Total Operating Expenses	1,930	11,191	31,584	54,375

Loss from Operations	(1,930)	(11,191)	(31,584)	(54,375)

Other Income (Expense)
Other Income	0	0	0	1,535
Other Expense	(488)	(523)	(2,059)	(1,095)
Total Other Income (Expense)	(488)	(523)	(2,059)	440

Loss from Operations before Income Taxes	(2,418)	(11,714)	(33,643)	(53,935)

Provision for Income Taxes	0	0	0	0

Net Loss	$(2,418)	$(11,714)	$(33,643)	$(53,935)

Weighted Average Number of Common Shares -
Basic and Diluted	7,990,000	7,906,087	7,990,000	7,718,897

Net Loss per Common Shares -
Basic and Diluted	$(0.00)	$(0.0)	$(0.00)	$(0.01)

The accompanying notes are an integral part of these condensed financial statements.

SYNDICATED RESORTS ASSOCIATION, INC.

(a Nevada Corporation)

UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three and Nine Months Ended September 30, 2019

	Common		Additional	Retained
	Stock	Common	Paid-in	Earnings
	Shares	Stock	Capital	(Deficit)	Total

Balance January 1, 2019	7,990,000	$799	$130,953	$(143,275)	$(11,523)

Capital Contributions			810		810
Net Loss for the Three Months Ended March 31, 2019				(26,960)	(26,960)
Balance March 31, 2019	7,990,000	$799	$131,763	$(170,235)	$(37,673)

Capital Contributions			10,900		10,900
Net Loss for the Three Months Ended June 30, 2019				(4,265)	(4,265)
Balance June 30, 2019	7,990,000	$799	$142,663	$(174,500)	$(31,038)

Capital Contributions			33,900		33,900
Net Loss for the Three Months Ended September 30, 2019				(2,418)	(2,418)
Balance September 30, 2019	7,990,000	$799	$176,563	$(176,918)	$444

	Common		Additional		Retained
	Stock	Common	Paid-in	Subscriptions	Earnings
	Shares	Stock	Capital	Receivable	(Deficit)	Total

Balance January 1, 2018	7,630,000	$763	$97,989	$(3,000)	$(81,416)	$14,336

Cash received for subscription receivable				1,000		1,000
Net Loss for the Three Months Ended March 31, 2018					(17,468)	(17,468)
Balance March 31, 2018	7,630,000	$763	$97,989	$(2,000)	$(98,884)	$(2,132)

Cash received for subscription receivable				2,000		2,000
Common Stock Issued	80,000	8	3,992			4,000
Capital Contributions			10,000			10,000
Net Loss for the Three Months Ended June 30, 2018					(24,753)	(24,753)
Balance June 30, 2018	7,710,000	$771	$111,981	$0	$(123,637)	$(10,885)

Cash received for subscription receivable
Common Stock Issued	280,000	28	13,972			14,000
Capital Contributions						0
Net Loss for the Three Months Ended September 30, 2018					(11,714)	(11,714)
Balance September 30, 2018	7,990,000	$799	$125,953	$0	$(135,351)	$(8,599)

The accompanying notes are an integral part of these condensed financial statements.

SYNDICATED RESORTS ASSOCIATION, INC.

(a Nevada Corporation)

UNAUDITED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30,

	2019	2018

Cash Flows from Operating Activities
Net Loss	$(33,643)	$(53,935)
Adjustments to Reconcile Net Loss to
Net Cash Used by Operating Activities:
Change in Operating Assets and Liabilities
Increase (Decrease) in Accounts Payable	(531)	4,120
Increase (Decrease) in Credit Card Payable	(9,933)	1,000
Net Cash Used by Operating Activities	(44,107)	(48,815)

Cash Flows from Financing Activities
Common Stock Issued for Cash	0	18,000
Contributed Capital	45,610	3,000
Subscriptions Receivable	0	10,000
Net Cash Provided by Financing Activities	45,610	31,000

Net Increase (Decrease) in Cash	1,503	(17,815)
Cash Balance - Beginning of Period	1,797	20,038

Cash Balance - End of Period	$3,300	$2,223

The accompanying notes are an integral part of these condensed financial statements.

SYNDICATED RESORTS ASSOCIATION, INC.

(a Nevada Corporation)

September 30, 2019 and 2018 and December 31, 2018

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

Recent Accounting Pronouncements – FASB has issued a new standard for accounting for leases under ASC 842, which is required to be adopted as of January 1, 2019. Since the Company currently has no leases, this new standard currently does not apply to the Company. There were no other new accounting pronouncements that impact the reporting for the Company as of September 30, 2019 and 2018, respectively.

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

SYNDICATED RESORTS ASSOCIATION, INC.

(a Nevada Corporation)

September 30, 2019 and 2018 and December 31, 2018

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes – The accounting guidance for uncertainties in income tax prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken, or expected to be taken in income tax returns. The Company recognizes a tax benefit from an uncertain tax position in the financial statements only when it is more likely than not that the position will be sustained upon examination. The Company has examined its tax positions and concluded that there are no unrecognized tax benefits that will have a material impact on the financial statements for the nine months ended September 30, 2019 and 2018.

The Company’s tax returns are subject to possible examination by the taxing authorities. For federal income tax purposes the tax returns essentially remain open to possible examination for a period of three years after the respective filing deadlines of those returns.

NOTE 2 – CASH AND CASH EQUIVALENTS

As of September 30, 2019 and December 31, 2018, the cash balances were below the FDIC insured limits, and there were no restrictions on cash. The cash balances were $3,300 and $1,797 as of September 30, 2019 and December 31, 2018, respectively.

NOTE 3 – CREDIT CARD PAYABLE

The credit card payable represents the balances accrued on company credit cards. As of September 30, 2019 and December 31, 2018, the accrued balance totaled $13 and $9,946, respectively.

NOTE 4 – STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2019 and 2018, capital contributions of $45,610 and $10,000 were made by the major shareholder, respectively. During the year ended September 30, 2018, the Company received $3,000 for prior subscriptions receivable. During the year ended September 30, 2018, the Company issued 360,000 shares of common stock.

Preferred Stock – The Company has authorized 20,000,000 shares of $.0001 par value preferred stock. As of September 30, 2019 and 2018, there were 0 shares issued and outstanding.

Common Stock – The Company has authorized 100,000,000 shares of $.0001 par value common stock. As of September 30, 2019 and 2018 there were 7,990,000 shares issued and outstanding.

SYNDICATED RESORTS ASSOCIATION, INC.

(a Nevada Corporation)

September 30, 2019 and 2018 and December 31, 2018

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

NOTE 6 – OTHER INCOME AND EXPENSE

In 2018, the Company received income as part of a marketing project, which would pay a fee for each qualified person who responded. As part of the project the Company sold tickets to certain events. The income associated with these activities totaled $1,535 and the costs associated with these activities totaled $1,095 for the nine months ended September 30, 2018. This revenue is not the primary business of the Company; therefore, the activities have been recorded in Other Income. There was no income or expense from these activities for the nine months ended September 30, 2019.

NOTE 7 – GOING CONCERN

The financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying unaudited financial statements for the nine months ending September 30, 2019 and 2018, the Company has had significant operating losses, raising substantial doubt about its ability to continue as a going concern.

During the year ending December 31, 2018, the Company sold stock and raised capital to move forward with its business plan. They continue to move forward with this plan during the nine months ending September 30, 2019. The Company is still in its beginning stages, and has not had the opportunity to fully develop the operations it expects to have. With the additional capital raised, the Company expects to continue to work towards sales under its business plan. While the Company anticipates success in this venture, there is no assurance that this will occur.

As a result, there continues to be substantial doubt about the Company’s ability to continue as a going concern within one year after issuance of the financial statements.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company did not have any leases, pending litigation, or other commitments and contingencies at September 30, 2019 and 2018, respectively.

NOTE 9 – SUBSEQUENT EVENTS

Management reviewed the Company’s operations subsequent to September 30, 2019, the date of the most recent balance sheet, and has determined the Company does not have additional adjustments to the financial statements or additional disclosures as of November 11, 2019, which is the date on which the financial statements were available to be issued.

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

As of September 30, 2019, the Company had not generated significant, recurring revenues and had not shown a history of positive income or cash flows from operations since inception. For the nine months ended September 30, 2019, the Company had sustained a net loss of $33,643 and, at September 30, 2019, had a retained deficit of $176,918. However, the Company has entered into agreements with several customers to provide management consulting services in furtherance of its business model.

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

Revenues and Losses

During the nine months ended September 30, 2019, the Company posted no revenues, total operating expenses of $31,584, consisting of general and administrative expenses of $7,137 and costs for legal and professional services of $24,447, and a net loss of $33,643. In contrast, during the nine months ended September 30, 2018, the Company posted no revenues, total operating expenses of $54,375, consisting of advertising expenses of $633, general and administrative expenses of $8,013, costs for legal and professional services of $36,759 and expenses for outside services of $8,970, and a net loss of $53,935.

Liquidity and Capital Resources

The Company had a cash balance of $3,300 as of September 30, 2019.

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

Discussion of the Three Months ended September 30, 2019 as compared to the Three Months ended September 30, 2018

The Company generated no revenues during the three months ended September 30, 2019 and 2018, respectively. The Company has focused its efforts on business development, and devoted little attention or resources to sales and marketing or generating near-term revenues and profits.

During the three months ended September 30, 2019, the Company posted total operating expenses of $1,930, consisting of general and administrative expenses of $1,190 and costs for legal and professional services of $1,640 (offset by a rescission of advertising expenses of $900 that was originally presented as an expense in the last quarter, but has been disputed by the Company since it did not place the referenced advertising), as compared to operating expenses of $11,191, consisting of advertising expenses of $416, general and administrative expenses of $1,827 and costs for legal and professional services of $8,948 for the three months ended September 30, 2018. These decreases in operating costs largely resulted decreases in legal and accounting fees related to becoming a public company.

During the three months ended September 30, 2019, the Company posted a net loss of $2,418 as compared to net loss of $11,714 for the three months ended September 30, 2018. The decrease in net loss resulted from decreases in operating expenses related to becoming a public company.

Discussion of the Nine Months ended September 30, 2019 as compared to the Nine Months ended September 30, 2018

The Company generated no revenues during the nine months ended September 30, 2019 and 2018, respectively. The Company has focused its efforts on business development, and devoted little attention or resources to sales and marketing or generating near-term revenues and profits.

During the nine months ended September 30, 2019, the Company posted total operating expenses of $31,584, consisting of general and administrative expenses of $7,137 and costs for legal and professional services of $24,447, as compared to total operating expenses of $54,375, consisting of advertising expenses of $633, general and administrative expenses of $8,013, costs for legal and professional services of $36,759 and expenses for outside services of $8,970 for the nine months ended September 30, 2018. These decreases in operating costs largely resulted from decreases in legal and accounting fees related to becoming a public company.

During the nine months ended September 30, 2019, the Company posted a net loss of $33,643 as compared to net loss of $53,935 for the nine months ended September 30, 2018. The decrease in net loss resulted from decreases in operating expenses related to becoming a public company.

For the nine months ended September 30, 2019, the Company used cash in operating activities of $44,107. During such period, the Company also generated cash in financing activities in the amount of $45,610 and did not use or generate cash from investing activities. In comparison, for the nine months ended September 30, 2018, the Company used cash in operating activities of $48,815. During such period, the Company did not use or generate cash in investing activities and generated cash from financing activities in the amount of $31,000.

The Company had a cash balance of $3,300 and $2,223 as of September 30, 2019 and 2018, respectively.

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

Recent Accounting Pronouncements – FASB has issued a new standard for accounting for leases under ASC 842, which is required to be adopted as of January 1, 2019. Since the Company currently has no leases, this new standard currently does not apply to the Company. There were no other new accounting pronouncements that impact the reporting for the Company as of September 30, 2019 and 2018, respectively.

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

Income Taxes – The accounting guidance for uncertainties in income tax prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken, or expected to be taken in income tax returns. The Company recognizes a tax benefit from an uncertain tax position in the financial statements only when it is more likely than not that the position will be sustained upon examination. The Company has examined its tax positions and concluded that there are no unrecognized tax benefits that will have a material impact on the financial statements for the nine months ended September 30, 2019 and 2018.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 19, 2019.

SYNDICATED RESORTS ASSOCIATION, INC.

By:	/s/ William Barber
Title:	President (Principal Executive Officer)

By:	/s/ William Barber
Title:	Chief Financial Officer (Principal Financial Officer)

By:	/s/ William Barber
Title:	Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 19, 2019.

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

Signature	Capacity	Date

/s/ William Barber	Director	November 19, 2019
William Barber

