Form 10-K
period 2019-12-31
Syndicated Resorts Association,Inc.
filed 2020-03-16
CIK 1723177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to __________________

Commission File No. 000-56033

SYNDICATED RESORTS ASSOCIATION, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-5018835
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5530 South Valley View Blvd, Suite 105

Las Vegas, Nevada 89118

(Address of principal executive offices)

Issuer’s telephone number: 480-666-4116

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

Yes [X] No [  ]

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

Yes [  ] No [X]

As of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for the common stock of the registrant and therefore, an aggregate market value of the registrant’s common stock is not determinable.

At March 16, 2020, there were 7,990,000 shares of the registrant’s common stock outstanding.

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

The Company is located at 5530 South Valley View Blvd, Suite 105, Las Vegas, Nevada 89118. The Company’s main phone number is 480-666-4116. The Company’s fiscal year end is December 31. Neither the Company nor its predecessors have filed for bankruptcy, receivership or any similar proceedings nor are in the process of filing for bankruptcy, receivership or any similar proceedings.

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

The Market: Travel Industry

The domestic and international American travel industry is a significant market that is expected to rise. According to the U.S. Travel Association, in 2018, domestic and international travelers spent nearly $1.1 trillion ($1,089 billion) in the U.S. This spending directly supported 8.9 million jobs, and generated $268 billion in payroll income and $171 billion in tax revenues for federal, state, and local governments. Domestic travelers alone spent $933 billion (a 5.8% increase from 2017), and international travelers spent $156 billion3 in the U.S., up only 0.3 percent from 2017. Leisure travelers (domestic and international) spent a total of $762 billion in 2018, up 6.1 percent from 2017 (not adjusted for inflation). Business traveler spending increased 2.4 percent to $327 billion in 2018. Of total business traveler spending, meeting and convention travelers spent $136 billion, up 2.8 percent from 2017. Foodservices and lodging are the top two spending categories by domestic and international travelers. In 2018, travelers spent $268 billion on foodservices, including restaurant/grocery and drinking places, which accounted for 25 percent of total traveler spending in the United States. Making up 21 percent of the total, traveler spending on lodging, including hotels/motels/B&B, vacation homes and campgrounds, reached $232 billion.

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

Ixtapa Palace Resort

Effective as of February 28, 2020, Syndicated Resorts Association, Inc., a Nevada corporation (“SRA” or the “Company”), lxtapa Palace Resort, SA de CV, a company based in Mexico that operates as an affiliate of Interval International Inc. representing a Vacation Exchange Network of 3,200 globally located affiliate resorts (“IPR”) and SynchroTec 2 LLC, a company based in Florida that provides certain technology and operational services (“Sync”), entered into a Retail and Travel Services Agreement (the “Agreement”) pursuant to which (1) SRA, at its cost and expense, will establish a network of independent and company-owned dealerships, to be known as the “IPR Vacation Club,” for sales of travel offerings provided by IPR and its affiliates and (2) Sync will provide related technology and administrative services. The initial term of the Agreement shall continue for one (5) year term (the “Initial Term”) unless otherwise terminated earlier under the terms hereof. Unless written notice of termination is delivered to the other party at least sixty (60) days before the end of the Initial Term, then this Agreement shall be automatically extended for an additional one (5) year term unless otherwise terminated earlier. The consideration to be paid to SRA, IPR and Sync in exchange for the services rendered and products offered under this Agreement shall be determined on a case by case basis in the ordinary course of business.

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

Ixtapa Palace Resort

Effective as of February 28, 2020, Syndicated Resorts Association, Inc., a Nevada corporation (“SRA” or the “Company”), lxtapa Palace Resort, SA de CV, a company based in Mexico that operates as an affiliate of Interval International Inc. representing a Vacation Exchange Network of 3,200 globally located affiliate resorts (“IPR”) and SynchroTec 2 LLC, a company based in Florida that provides certain technology and operational services (“Sync”), entered into a Retail and Travel Services Agreement (the “Agreement”) pursuant to which (1) SRA, at its cost and expense, will establish a network of independent and company-owned dealerships, to be known as the “IPR Vacation Club,” for sales of travel offerings provided by IPR and its affiliates and (2) Sync will provide related technology and administrative services. The initial term of the Agreement shall continue for one (5) year term (the “Initial Term”) unless otherwise terminated earlier under the terms hereof. Unless written notice of termination is delivered to the other party at least sixty (60) days before the end of the Initial Term, then this Agreement shall be automatically extended for an additional one (5) year term unless otherwise terminated earlier. The consideration to be paid to SRA, IPR and Sync in exchange for the services rendered and products offered under this Agreement shall be determined on a case by case basis in the ordinary course of business.

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

Property

The Company has its headquarters at 5530 South Valley View Blvd, Suite 105, Las Vegas, Nevada 89118.

A company affiliated with William Barber, the Company’s sole officer and director of the Company, owns the premises located at 5530 South Valley View Blvd, Suites 103- 105, Las Vegas, Nevada 89118 and permits the Company to use the premises as its corporate office free of charge.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of the year ended December 31, 2019, the Company did not have any compensation plans (including individual compensation arrangements) under which our Common Stock was authorized for issuance.

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

As of December 31, 2019, the Company had not generated significant, recurring revenues and had not shown a history of positive income or cash flows from operations since inception. At December 31, 2019, the Company had sustained a net loss of $42,407 and had a retained deficit of $185,682. However, the Company has entered into agreements with several customers to provide management consulting services in furtherance of its business model.

For the period ended December 31, 2019, the Company’s independent auditors issued a report raising substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its principal stockholders, its ability to obtain necessary equity financing, or its ability to sell its services to generate consistent profitability.

The Company has filed a registration statement on Form S-1 to register the resales of common stock shares held by certain existing shareholders of the Company. The registration statement was declared effective by the Securities and Exchange Commission on February 12, 2019.

Revenues and Losses

During the year ended December 31, 2019, the Company posted revenues of $0. For that same year ended, total operating expenses were $40,348, consisting of advertising expenses of $0, general and administrative costs of $10,821, legal and professional costs of $29,527, and costs for outside services of $0. The Company generated a net loss of $42,407.

Liquidity and Capital Resources

The Company had a cash balance of $1,669 as of December 31, 2019.

Since its inception, the Company has devoted most of its efforts to business planning, research and development, recruiting management and staff and raising capital. Accordingly, the Company was considered to be in the development stage until it recently began formal operations. The Company generated no revenues since its inception and there is no assurance of future revenues.

The Company’s proposed activities will necessitate significant uses of capital beyond 2020.

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

Discussion of the Year Ended December 31, 2019 as compared to the Year Ended December 31, 2018

The Company generated no revenues during the year ended December 31, 2019, and no revenues for the year ended December 31, 2018. The Company has focused its efforts on business development, and devoted little attention or resources to sales and marketing or generating near-term revenues and profits.

During the year ended December 31, 2019, the Company posted operating expenses of $40,348, consisting of advertising expenses of $0, general and administrative costs of $10,821, legal and professional costs of $29,527, and costs for outside services of $0. In contrast, during the year ended December 31, 2018, the Company posted operating expenses of $61,889, consisting of advertising expenses of $256, general and administrative costs of $9,625, legal and professional costs of $43,038, and costs for outside services of $8,970. The decrease in operating expenses is attributable to decreased start-up costs related to becoming a public company.

During the year ended December 31, 2019, the Company posted a net loss of $42,407, compared to a net loss of $61,859 for the year ended December 31, 2018. The decrease in net loss is primarily the result of decreases in operating expenses attributable to decreased start-up costs.

During the year ended December 31, 2019, the Company used $50,738 in cash in operating activities and generated $50,610 from financing activities. The Company did not use or generate cash in investing activities.

The Company had a cash balance of $1,669 and $1,797 as of December 31, 2019 and 2018, respectively.

Equipment Financing

The Company has no existing equipment financing arrangements.

Potential Revenue

The Company expects to generate revenue from selling its travel products and services. The Company currently offers tickets to shows located in Las Vegas to travelers through its website, Showplusdinner.com. The Company plans to develop its platforms further to expand its product offerings to include discounted hotel and travel packages within a network of member properties, hotel resorts, timeshare, and recreational facilities with whom the Company expects to establish partnerships. The Company has already partnered with Caesars Enterprises LLC, Discount Network to act as an authorized reseller of their entertainment and travel products. The Company is currently in negotiations with additional resorts to become an authorized reseller in order to expand its product offerings further.

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

Basis of Presentation – The Company’s policies conform to accounting principles generally accepted in the United States of America as contained in the Accounting Standards Codification (ASC) issued by the Financial Accounting Standards Board (FASB) and have been consistently applied.

Method of Accounting – The Company uses the accrual method of accounting, in accordance with accounting principles generally accepted in the United States of America. The accounting policies have been applied consistently for purposes of preparation of these financial statements.

Recent Accounting Pronouncements – FASB has issued a new standard for accounting for leases under ASC 842, which is required to be adopted as of January 1, 2019. Since the Company currently has no leases, this new standard currently does not apply to the Company. There were no other new accounting pronouncements that impact the reporting for the Company as of December 31, 2019 and 2018, respectively.

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

Advertising – Advertising costs are expensed as incurred. For the years ended December 31, 2019 and 2018, advertising expense totaled $0 and $256, respectively.

Income Taxes – The accounting guidance for uncertainties in income tax prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken, or expected to be taken in income tax returns. The Company recognizes a tax benefit from an uncertain tax position in the financial statements only when it is more likely than not that the position will be sustained upon examination. The Company has examined its tax positions and concluded that there are no unrecognized tax benefits that will have a material impact on the financial statements for the years ended December 31, 2019 and 2018.

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

Management assessed our internal control over financial reporting as of December 31, 2019, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO 2013 Criteria). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

The following is a summary of our material weaknesses as of December 31, 2019:

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) that occurred during the year ended December 31, 2019, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

Name	Position
William Barber	President, Secretary, Treasurer, Director

William Barber, age 81, serves as the President, Secretary, Treasurer and a director of the Company since 2014. Mr. Barber is an international businessman, entrepreneur, and investor with significant experience in casualty insurance, premium finance, reinsurance, casino operations & funding, route slot machine distribution in Europe, casino marketing advice, and as an independent financier. He has owned significant investments in an NASD Broker-Dealer and recently served as a consultant for the County of East Montgomery, Texas. For the last 15 years, prior to the gifting of 2C Processor USA to his son of the same name, Mr. Barber owned and operated 2C Processor USA, LLC, a Nevada based credit card payment business that is additionally domiciled in Los Angeles as a VISA-Master Card designated ISO Company, and also owned and operated Rue Royale Fine Art LLC, a lithographic printing publisher complete with lithographic representation of a wide range of artworks from world-renown artists. Mr. Barber attended East Washington High School in Washington, PA and served in the United States Marine Corp. as a veteran of the Vietnam War, Panama Invasion, Desert Shield, and the 1st Gulf War. Based on Mr. Barber’s past experience as an executive and his relationships in the entertainment and finance industries, Mr. Barber is qualified to serve as a director and officer of the Company.

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

Section 78.7502 of the Nevada Revised Statutes empowers a corporation to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, except an action by or in the right of the corporation, by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses, including attorneys’ fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with the action, suit or proceeding if he: (a) Is not liable pursuant to NRS 78.138; or (b) Acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction or upon a plea of nolo contendere or its equivalent, does not, of itself, create a presumption that the person is liable pursuant to NRS 78.138 or did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, or that, with respect to any criminal action or proceeding, he had reasonable cause to believe that his conduct was unlawful. A corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses, including amounts paid in settlement and attorneys’ fees actually and reasonably incurred by him in connection with the defense or settlement of the action or suit if he: (a) Is not liable pursuant to NRS 78.138; or (b) Acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation. Indemnification may not be made for any claim, issue or matter as to which such a person has been adjudged by a court of competent jurisdiction, after exhaustion of all appeals therefrom, to be liable to the corporation or for amounts paid in settlement to the corporation, unless and only to the extent that the court in which the action or suit was brought or other court of competent jurisdiction determines upon application that in view of all the circumstances of the case, the person is fairly and reasonably entitled to indemnity for such expenses as the court deems proper. To the extent that a director, officer, employee or agent of a corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to in subsections 1 and 2, or in defense of any claim, issue or matter therein, the corporation shall indemnify him against expenses, including attorneys’ fees, actually and reasonably incurred by him in connection with the defense.

The Nevada Revised Statutes provides further that the indemnification permitted thereunder shall not be deemed exclusive of any other rights to which the directors and officers may be entitled under the corporation’s by-laws, any agreement, vote of shareholders or otherwise.

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

There are no current outstanding equity awards to our executive officers as of December 31, 2019.

Employment Agreements

The Company shall enter into and maintain customary employment agreements with each of its officers and employees, but, to date, has not entered into any such agreements.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act may require our executive officers and Directors, and persons who own more than ten percent of our common stock to file reports of ownership and change in ownership with the Securities and Exchange Commission and the exchange on which the common stock is listed for trading. Executive officers, Directors and more than ten percent (10%) stockholders are required by regulations promulgated under the Exchange Act to furnish us with copies of all Section 16(a) reports filed. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended December 31, 2019, we believe that our executive officers, Directors and ten percent (10%) stockholders complied with all reporting requirements applicable to them.

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

On December 12, 2017, the Company issued 1,000,000 shares of its common stock to Tiber Creek Corporation, at a cost basis of $.0001 per share, for services rendered pursuant to an engagement agreement. Of these shares, 333,333 shares were assigned to James McKillop. James Cassidy, a partner in the law firm which acts as counsel to the Company, is the sole owner and director of Tiber Creek Corporation, which was issued 1,000,000 shares of the Company’s common stock, at a cost basis of $0.0001 per share, for services rendered (of which James McKillop was assigned 333,333 of the common stock shares in the Company issued to Tiber Creek Corporation). James Cassidy and James McKillop are both promoters of the Company and provided certain advisory services to the Company, including preparation and filing of the charter corporate documents and preparation of the instant registration statement. The Company has entered into agreements pursuant to which it shall repurchase the shares issued to Tiber Creek and its assignees; provided, these agreements have not yet been finalized and the shares have not yet been repurchased.

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

Director Independence

Quotations for the Company’s common stock are entered on the Over-the-Counter Bulletin Board inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, the Company applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. As a result, the Company does not have any independent directors. Our sole director, William Barber, is also an executive officer of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statement and review of financial statements included in our 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $21,703 for fiscal year ended December 31, 2019, and $27,540 for fiscal year ended December 31, 2018.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported above were $21,703 and $27,540 for fiscal years ended December 31, 2019 and 2018, respectively.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were nil for fiscal years ended December 31, 2019 and 2018.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were nil for fiscal years ended December 31, 2019 and 2018.

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

The following financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2019 and 2018

Statements of Operations for the years ended December 31, 2019 and December 31, 2018

Statements of Cash Flows for the years ended December 31, 2019 and December 31, 2018

Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2019 and 2018

Notes to Financial Statements

EXHIBITS

Certain exhibits listed below are incorporated by reference as so marked with the date and filing with which such exhibits were filed with the Securities and Exchange Commission)

Exhibit No.	Description

2.1	Agreement and Plan of Conversion between Royale Associates LLC and Syndicated Resorts Association, Inc. (filed as an Exhibit to the Form S-1 filed on December 28, 2017)

3.1	Articles of Incorporation (filed as an Exhibit to the Form S-1 filed on December 28, 2017)

3.2	By-laws (filed as an Exhibit to the Form S-1 filed on December 28, 2017)

3.3	Sample stock certificate (filed as an Exhibit to the Form S-1 filed on December 28, 2017)

3.4	Articles of Conversion filed with the Secretary of State of Nevada on October 26, 2017 (filed as an Exhibit to the Form S-1 filed on December 28, 2017)

10.1	Letter of Intent by and between Royale Associates LLC and Ixtapa Palace Resort (filed as an Exhibit to the Form S-1 filed on December 28, 2017)

10.2	Agreement by and between William Barber and Tiber Creek Corporation (filed as an Exhibit to the Form S-1 filed on December 28, 2017)

10.3	Prepay Voucher Agreement by and between the Company and Caesars’ Entertainment LLC (filed as an Exhibit to the Form S-1 filed on May 3, 2018)

10.4	Market Affiliation Agreement by and between the Company, Discount Network and Impact Services (filed as an Exhibit to the Form S-1 filed on May 3, 2018)

10.5	Sub-ISO Agency/Portfolio Management Agreement by and between the Company and 2C Processor USA LLC (filed as an Exhibit to the Form S-1 filed on May 3, 2018)

10.6	Travel Products Purchase Agreement by and between the Company and FASTRACK Promotions, Inc. (filed as an Exhibit to the Form S-1 filed on May 3, 2018)

10.7	Form of Travel Agency Agreement by and between the Company and Ixtapa Palace Resort (filed as an Exhibit to the Form S-1 filed on July 11, 2018)

10.8	Form of Retail and Travel Services Agreement by and between the Company, SynchroTec 2 LLC and Ixtapa Palace Resort (filed as an Exhibit to the Form 8-K filed on March 6, 2020)

31*	Rule 15d-14(a) Certification by Principal Executive Officer and Principal Financial Officer

32*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2020.

SYNDICATED RESORTS ASSOCIATION, INC.

By:	/s/ William Barber
William Barber
Title:	President (Principal Executive Officer)

By:	/s/ William Barber
William Barber
Title:	Chief Financial Officer (Principal Financial Officer)

By:	/s/ William Barber
William Barber
Title:	Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2020.

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

Signature	Capacity	Date

/s/ William Barber	Director	March 16, 2020
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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Syndicated Resorts Association, Inc. (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2017

Lakewood, CO

March 16, 2020

F-1

SYNDICATED RESORTS ASSOCIATION, INC.

(a Nevada Corporation)

BALANCE SHEETS

	December 31, 2019	December 31, 2018
	(Audited)	(Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$1,669	$1,797

Total Assets	$1,669	$1,797

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Accounts Payable	$1,258	$3,374
Credit Card Payable	1,931	9,946
Accrued Expenses	1,800	0
Total Liabilities	$4,989	$13,320

Stockholders’ Equity (Deficit)
Common Stock	799	799
Additional Paid in Capital	181,563	130,953
Retained Deficit	(185,682)	(143,275)
Total Stockholder’s Equity (Deficit)	(3,320)	(11,523)

Total Liabilities and Stockholders’
Equity (Deficit)	$1,669	$1,797

The accompanying notes are an integral part of these financial statements.

F-2

SYNDICATED RESORTS ASSOCIATION, INC.

(a Nevada Corporation)

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2019	2018
	(Audited)	(Audited)

Operating Expenses
Advertising	$0	$256
General and Administrative	10,821	9,625
Legal and Professional	29,527	43,038
Outside Services	0	8,970

Total Operating Expenses	40,348	61,889

Loss from Operations	(40,348)	(61,889)

Other Income (Expense)
Other Income	0	1,535
Other Expense	(2,059)	(1,505)

Total Other Income (Expense)	(2,059)	30

Net Loss	$(42,407)	$(61,859)

Earnings Per Common Share - Basic and diluted loss per share	$(0.01)	$(0.01)
Weighted average number of common shares outstanding - Basic and diluted	7,990,000	7,807,198

The accompanying notes are an integral part of these financial statements.

F-3

SYNDICATED RESORTS ASSOCIATION, INC.

(a Nevada Corporation)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the year ended December 31, 2019

	Common		Additional		Retained
	Stock	Common	Paid-in	Subscriptions	Earnings
	Shares	Stock	Capital	Receivable	(Deficit)	Total

Balance December 31, 2018 (Audited)	7,990,000	$799	$130,953	$0	$(143,275)	$(11,523)

Capital Contribution			50,610			50,610

Net Loss for the Year Ended December 31, 2019					(42,407)	(42,407)
Balance December 31, 2019 (Audited)	7,990,000	$799	$181,563	$0	$(185,682)	$(3,320)

Common Stock - 100,000,000 Shares Authorized, 7,990,000 Issued and Outstanding

Preferred Stock - 20,000,000 Shares Authorized, 0 Issued and Outstanding

The accompanying notes are an integral part of these financial statements.

F-4

SYNDICATED RESORTS ASSOCIATION, INC.

(a Nevada Corporation)

STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

	2019	2018
	(Audited)	(Audited)

Cash Flows from Operating Activities
Net Loss	$(42,407)	$(61,859)
Adjustments to Reconcile Net Loss to
Net Cash Used by Operating Activities:
Change in Operating Assets and Liabilities
Increase (Decrease) in Accounts Payable	(2,116)	3,374
Increase (Decrease) in Credit Card Payable	(8,015)	4,244
Increase in Credit Accrued Expenses	1,800	0
Net Cash Used by Operating Activities	(50,738)	(54,241)

Cash Flows from Financing Activities
Common Stock Issued for Cash	0	18,000
Subscriptions Receivable	0	3,000
Contributed Capital	50,610	15,000
Net Cash Provided by Financing Activities	50,610	36,000

Net Decrease in Cash	(128)	(18,241)
Cash Balance - Beginning of Period	1,797	20,038

Cash Balance - End of Period	$1,669	$1,797

The accompanying notes are an integral part of these financial statements.

F-5

SYNDICATED RESORTS ASSOCIATION, INC.

(a Nevada Corporation)

December 31, 2019 and 2018

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

Basis of Presentation – The Company’s policies conform to accounting principles generally accepted in the United States of America as contained in the Accounting Standards Codification (ASC) issued by the Financial Accounting Standards Board (FASB) and have been consistently applied.

Method of Accounting – The Company uses the accrual method of accounting, in accordance with accounting principles generally accepted in the United States of America. The accounting policies have been applied consistently for purposes of preparation of these financial statements.

Recent Accounting Pronouncements – FASB has issued a new standard for accounting for leases under ASC 842, which is required to be adopted as of January 1, 2019. Since the Company currently has no leases, this new standard currently does not apply to the Company. There were no other new accounting pronouncements that impact the reporting for the Company as of December 31, 2019 and 2018, respectively.

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

Advertising – Advertising costs are expensed as incurred. For the years ended December 31, 2019 and 2018, advertising expense totaled $0 and $256, respectively.

F-6

SYNDICATED RESORTS ASSOCIATION, INC.

(a Nevada Corporation)

December 31, 2019 and 2018

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes – The accounting guidance for uncertainties in income tax prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken, or expected to be taken in income tax returns. The Company recognizes a tax benefit from an uncertain tax position in the financial statements only when it is more likely than not that the position will be sustained upon examination. The Company has examined its tax positions and concluded that there are no unrecognized tax benefits that will have a material impact on the financial statements for the years ended December 31, 2019 and 2018.

The Company’s tax returns are subject to possible examination by the taxing authorities. For federal income tax purposes the tax returns essentially remain open to possible examination for a period of three years after the respective filing deadlines of those returns.

NOTE 2 – CASH AND CASH EQUIVALENTS

As of December 31, 2019 and 2018, the cash balances were below the FDIC insured limits, and there were no restrictions on cash. The cash balances were $1,669 and $1,797 as of December 31, 2019 and 2018, respectively.

NOTE 3 – CREDIT CARD PAYABLE

The credit card payable represents the balances accrued on company credit cards. As of December 31, 2019 and 2018, the accrued balance totaled $1,931 and $9,946, respectively.

NOTE 4 – STOCKHOLDERS’ EQUITY

During the year ended December 31, 2018, the Company collected $3,000 of subscriptions receivable. In addition, the Company issued 360,000 shares of 0.0001 par value stock at a price of $0.05 per share totaling $18,000.

During the year ended December 31, 2019 and 2018, capital contributions of $50,610 and $15,000 were made by the major shareholder, respectively.

F-7

SYNDICATED RESORTS ASSOCIATION, INC.

(a Nevada Corporation)

December 31, 2019 and 2018

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

	December 31, 2019	December 31, 2018
Profit (Loss) attributable to equity holders	$(42,407)	$(61,859)

Weighted Average Number of Shares – Basic and Diluted	7,990,000	7,807,198

Earnings Per Common Share – Basic and diluted	$(.01)	$(.01)

NOTE 6 – OTHER INCOME AND EXPENSE

The Company received income as part of a marketing project, which would pay a fee for each qualified person who responded. As part of the project the Company sold tickets to certain events. The income associated with these activities totaled $1,535 and the costs associated with these activities totaled $2,059 and $1,505 for the years ended December 31, 2019 and 2018, respectively. This revenue is not the primary business of the Company; therefore, the activities have been recorded in Other Income.

NOTE 7 – COMMITMENTS

In December 2019, the Company entered into a stock repurchase agreement that calls for the cancellation of 333,333 shares of common stock in accordance with a stock cancellation agreement entered into in October of 2019. In addition, the agreement calls for the repurchase of 666,667 shares of common stock at a price of $15,000. As of December 31, 2019, no payment has been made, and the cancellation has not yet occurred. It is expected that these transactions will be completed in 2020.

F-8

SYNDICATED RESORTS ASSOCIATION, INC.

(a Nevada Corporation)

December 31, 2019 and 2018

NOTE 8 – GOING CONCERN

The financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements for the years ending December 31, 2019 and 2018, the Company has had significant operating losses, raising substantial doubt about its ability to continue as a going concern.

During the years ending December 31, 2019 and 2018, the Company sold stock and raised capital to move forward with its business plan. The Company is still in its beginning stages, and has not had the opportunity to fully develop the operations it expects to have. With the additional capital raised, the Company expects to continue to work towards sales under its business plan. While the Company anticipates success in this venture, there is no assurance that this will occur.

As a result, there continues to be substantial doubt about the Company’s ability to continue as a going concern within one year after issuance of the financial statements.

NOTE 9 – SUBSEQUENT EVENTS

The date to which events occurring after December 31, 2019, the date of the most recent balance sheet, have been evaluated for possible adjustment to the financial statements or disclosure is March 5, 2020, which is the date on which the financial statements were available to be issued.

During 2019, the Company entered into a stock repurchase agreement, which calls for the cancellation of 333,333 shares of stock, and the repurchase of 666,667 shares of stock. The agreement was not executed as of December 31, 2019, but payment of $5,000 toward the repurchase of stock was made in January 2020.

F-9