Form 10-Q
period 2020-03-31
Syndicated Resorts Association,Inc.
filed 2020-05-20
CIK 1723177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of May 21, 2020, the Company had 7,990,000 shares of its common stock, par value $.0001 per share, issued and outstanding.

UNITED CAPITAL CONSULTANTS INC.

SYNDICATED RESORTS ASSOCIATION, INC.

(a Nevada Corporation)

UNAUDITED BALANCE SHEETS

	March 31,	December 31,
	2020	2019

ASSETS
Current Assets
Cash	$1,023	$1,669
Prepaid Expense	5,000	0

Total Assets	$6,023	$1,669

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Accounts Payable	$3,198	$1,258
Credit Card Payable	12,205	1,931
Accrued Expenses	0	1,800
Total Liabilities	15,403	4,989

Commitments and Contingencies (Note 8)

Stockholders’ Equity (Deficit)
Preferred Stock - Par Value $0.0001, 20,000,000 Shares Authorized, Issued and Outstanding	0	0
Common Stock - Par Value $0.0001, 100,000,000 Shares Authorized, 7,990,000 Issued and Outstanding	799	799
Additional Paid in Capital	197,563	181,563
Retained Deficit	(207,742)	(185,682)
Total Stockholder’s Equity (Deficit)	(9,380)	(3,320)

Total Liabilities and Stockholders’ Equity (Deficit)	$6,023	$1,669

The accompanying notes are an integral part of these condensed financial statements.

SYNDICATED RESORTS ASSOCIATION, INC.

(a Nevada Corporation)

UNAUDITED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2020	2019

Operating Expenses
General and Administrative	$3,884	$5,318
Legal and Professional	18,140	20,985

Total Operating Expenses	22,024	26,303

Loss from Operations	(22,024)	(26,303)

Other Income (Expense)
Other Expense	(36)	(657)
Total Other Income (Expense)	(36)	(657)

Loss from Operations before Income Taxes	(22,060)	(26,960)

Provision for Income Taxes	0	0

Net Loss	$(22,060)	$(26,960)

Weighted Average Number of Common Shares -
Basic and Diluted	7,990,000	7,990,000

Net Loss per Common Shares -
Basic and Diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

SYNDICATED RESORTS ASSOCIATION, INC.

(a Nevada Corporation)

UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months Ended March 31, 2020 and 2019

	Common		Additional	Retained
	Stock	Common	Paid-in	Earnings
	Shares	Stock	Capital	(Deficit)	Total

Balance January 1, 2020	7,990,000	$799	$181,563	$(185,682)	$(3,320)

Capital Contributions			16,000		16,000

Net Loss for the Three Months Ended March 31, 2020				(22,060)	(22,060)
Balance March 31, 2020	7,990,000	$799	$197,563	$(207,742)	$(9,380)

Balance January 1, 2019	7,990,000	$799	$130,953	$(143,275)	$(11,523)

Capital Contributions			810		810

Net Loss for the Three Months Ended March 31, 2019				(26,960)	(26,960)
Balance March 31, 2019	7,990,000	$799	$131,763	$(170,235)	$(37,673)

The accompanying notes are an integral part of these condensed financial statements.

SYNDICATED RESORTS ASSOCIATION, INC.

(a Nevada Corporation)

UNAUDITED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31,

	2020	2019

Cash Flows from Operating Activities
Net Loss	$(22,060)	$(26,960)
Adjustments to Reconcile Net Loss to
Net Cash Used by Operating Activities:
Change in Operating Assets and Liabilities
Increase in Prepaid Expenses	(5,000)	0
Increase in Accounts Payable	1,940	16,686
Increase in Credit Card Payable	10,274	9,298
Decrease in Accrued Expenses	(1,800)	0
Net Cash Used by Operating Activities	(16,646)	(976)

Cash Flows from Financing Activities
Contributed Capital	16,000	810

Net Decrease in Cash	(646)	(166)
Cash Balance - Beginning of Period	1,669	1,797

Cash Balance - End of Period	$1,023	$1,631

The accompanying notes are an integral part of these condensed financial statements.

SYNDICATED RESORTS ASSOCIATION, INC.

(a Nevada Corporation)

March 31, 2020 and 2019 and December 31, 2019

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

Recent Accounting Pronouncements – FASB has issued a new standard for accounting for leases under ASC 842, which is required to be adopted as of January 1, 2019. Since the Company currently has no leases, this new standard currently does not apply to the Company. There were no other new accounting pronouncements that impact the reporting for the Company as of March 31, 2020 and 2019, respectively.

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

SYNDICATED RESORTS ASSOCIATION, INC.

(a Nevada Corporation)

March 31, 2020 and 2019 and December 31, 2019

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes – The accounting guidance for uncertainties in income tax prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken, or expected to be taken in income tax returns. The Company recognizes a tax benefit from an uncertain tax position in the financial statements only when it is more likely than not that the position will be sustained upon examination. The Company has examined its tax positions and concluded that there are no unrecognized tax benefits that will have a material impact on the financial statements for the quarters ended March 31, 2020 and 2019.

The Company’s tax returns are subject to possible examination by the taxing authorities. For federal income tax purposes the tax returns essentially remain open to possible examination for a period of three years after the respective filing deadlines of those returns.

NOTE 2 – CASH AND CASH EQUIVALENTS

As of March 31, 2020 and December 31, 2019, the cash balances were below the FDIC insured limits, and there were no restrictions on cash. The cash balances were $1,023 and $1,669 as of March 31, 2020 and December 31, 2019, respectively.

NOTE 3 – PREPAID EXPENSE

The Company has entered into an agreement to repurchase stock (see Note 8). The agreement has not been executed as of March 31, 2020. The balance of $5,000 in prepaid expense as of March 31, 2020 represents an advance payment made toward this agreement.

NOTE 4 – CREDIT CARD PAYABLE

The credit card payable represents the balances accrued on company credit cards. As of March 31, 2020, and December 31, 2019, the accrued balance totaled $12,205 and $1,931, respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2020 and 2019, capital contributions of $16,000 and $810 were made by the major shareholder, respectively.

Preferred Stock – The Company has authorized 20,000,000 shares of $.0001 par value preferred stock. As of March 31, 2020, and 2019, there were 0 shares issued and outstanding.

Common Stock – The Company has authorized 100,000,000 shares of $.0001 par value common stock. As of March 31, 2020 and 2019 there were 7,990,000 shares issued and outstanding, respectively.

SYNDICATED RESORTS ASSOCIATION, INC.

(a Nevada Corporation)

March 31, 2020 and 2019 and December 31, 2019

NOTE 6 – EARNINGS (LOSS) PER COMMON SHARE – BASIC AND DILUTED

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

NOTE 7 – GOING CONCERN

The financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying unaudited financial statements for the quarters ending March 31, 2020 and 2019, the Company has had significant operating losses, raising substantial doubt about its ability to continue as a going concern.

During the year ending December 31, 2019, the Company sold stock and raised capital to move forward with its business plan. They continue to move forward with this plan during the quarter ending March 31, 2020. The Company is still in its beginning stages, and has not had the opportunity to fully develop the operations it expects to have. With the additional capital raised, the Company expects to continue to work towards sales under its business plan. While the Company anticipates success in this venture, there is no assurance that this will occur.

As a result, there continues to be substantial doubt about the Company’s ability to continue as a going concern within one year after issuance of the financial statements.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company did not have any leases, pending litigation, or other commitments and contingencies at March 31, 2020 and 2019, respectively.

During 2019, the Company entered into a stock repurchase agreement, which calls for the cancellation of 333,333 shares of stock, and the repurchase of 666,667 shares of stock. The agreement had not been executed as of March 31, 2020, but payment of $5,000 toward the repurchase of stock was made in January 2020 (see note 3).

NOTE 9 – SUBSEQUENT EVENTS

The date to which events occurring after March 31, 2020, the date of the most recent balance sheet, have been evaluated for possible adjustment to the financial statements or additional disclosures as of May 20, 2020, which is the date on which the financial statements were available to be issued.

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

Effective as of February 28, 2020, the Company, lxtapa Palace Resort SA de CV, a company based in Mexico that operates as an affiliate of Interval International Inc. representing a Vacation Exchange Network of 3,200 globally located affiliate resorts (“IPR”) and SynchroTec 2 LLC, a company based in Florida that provides certain technology and operational services (“Sync”), entered into a Retail and Travel Services Agreement (the “Agreement”) pursuant to which (1) SRA, at its cost and expense, will establish a network of independent and company-owned dealerships, to be known as the “IPR Vacation Club,” for sales of travel offerings provided by IPR and its affiliates and (2) Sync will provide related technology and administrative services. The initial term of the Agreement shall continue for one (5) year term (the “Initial Term”) unless otherwise terminated earlier under the terms hereof. Unless written notice of termination is delivered to the other party at least sixty (60) days before the end of the Initial Term, then this Agreement shall be automatically extended for an additional one (5) year term unless otherwise terminated earlier. The consideration to be paid to SRA, IPR and Sync in exchange for the services rendered and products offered under the Agreement shall be determined in the ordinary course of business.

As of March 31, 2020, the Company had not generated significant, recurring revenues and had not shown a history of positive income or cash flows from operations since inception. At March 31, 2020, the Company had sustained a net loss of $22,060 and had a retained deficit of $207,742. However, the Company has entered into agreements to resell travel services, lodgings and other amenities in furtherance of its business model.

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

Revenues and Losses

During the three months ended March 31, 2020, the Company posted net revenues of $0, total operating expenses of $22,024, consisting of general and administrative expenses of $3,884 and costs for legal and professional services of $18,140, and a net loss of $22,024. In comparison, during the three months ended March 31, 2019, the Company posted net revenues of $0, total operating expenses of $26,303, consisting of general and administrative expenses of $5,318 and costs for legal and professional services of $20,985, and a net loss of $26,303.

Liquidity and Capital Resources

The Company had a cash balance of $1,023 as of March 31, 2020.

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

For the next few months, the Company will be focusing on engaging new partners to expand its travel and entertainment offerings, obtaining increased visibility for its platforms through the implementation of its marketing strategy and by improving its website and continuing to develop strategic relationships to sell travel products.

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

Discussion of the Three Months ended March 31, 2020 as compared to the Three Months ended March 31, 2019

The Company generated no revenues during the three months ended March 31, 2020 and 2019, respectively. The Company has focused its efforts on business development, and devoted little attention or resources to sales and marketing or generating near-term revenues and profits other than engaging in strategic partnerships to further its business model.

During the three months ended March 31, 2020, the Company posted total operating expenses of total operating expenses of $22,024, consisting of general and administrative expenses of $3,884 and costs for legal and professional services of $18,140. In comparison, during the three months ended March 31, 2019, the Company posted total operating expenses of $26,303, consisting of general and administrative expenses of $5,318 and costs for legal and professional services of $20,985. These decreases in operating costs largely resulted from reduced legal and accounting fees related to being a public company and reduced expenses in connection with the development of operations.

During the three months ended March 31, 2020, the Company posted a net loss of $22,024 as compared to net loss of $26,303 for the three months ended March 31, 2019. The decrease in net loss largely resulted from reduced legal and accounting fees related to being a public company and reduced expenses in connection with the development of operations.

For the three months ended March 31, 2020, the Company used cash in operating activities of $16,646. During such period, the Company also generated cash in financing activities in the amount of $16,000 from capital contributions from management and did not use or generate cash from investing activities. In comparison, for the three months ended March 31, 2019, the Company used cash in operating activities of $976. During such period, the Company did not use or generate cash in investing activities and generated cash from financing activities in the amount of $810 from capital contributions from management.

The Company had a cash balance of $1,023 and $1,631 as of March 31, 2020 and 2019, respectively.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Equipment Financing

The Company has no existing equipment financing arrangements.

Potential Revenue

The Company expects to generate revenue from selling its travel products and services. The Company currently offers tickets to shows located in Las Vegas to travelers through its website, Showplusdinner.com. The Company plans to develop its platforms further to expand its product offerings to include discounted hotel and travel packages within a network of member properties, hotel resorts, timeshare, and recreational facilities with whom the Company expects to establish partnerships. The Company has already partnered with Caesars Enterprises LLC, Discount Network to act as an authorized reseller of their entertainment and travel products. Furthermore, the Company has entered into agreement with lxtapa Palace Resort SA de CV to become an authorized reseller of travel products in order to expand its product offerings further.

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

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Conversion between Royale Associates LLC and Syndicated Resorts Association, Inc. (filed as an Exhibit to the Form S-1 filed on December 28, 2017)

3.1	Articles of Incorporation (filed as an Exhibit to the Form S-1 filed on December 28, 2017)

3.2	By-laws (filed as an Exhibit to the Form S-1 filed on December 28, 2017)

3.3	Sample stock certificate (filed as an Exhibit to the Form S-1 filed on December 28, 2017)

3.4	Articles of Conversion filed with the Secretary of State of Nevada on October 26, 2017 (filed as an Exhibit to the Form S-1 filed on December 28, 2017)

10.1	Letter of Intent by and between Royale Associates LLC and Ixtapa Palace Resort (filed as an Exhibit to the Form S-1 filed on December 28, 2017)

10.2	Agreement by and between William Barber and Tiber Creek Corporation (filed as an Exhibit to the Form S-1 filed on December 28, 2017)

10.3	Prepay Voucher Agreement by and between the Company and Caesars’ Entertainment LLC (filed as an Exhibit to the Form S-1 filed on May 3, 2018)

10.4	Market Affiliation Agreement by and between the Company, Discount Network and Impact Services (filed as an Exhibit to the Form S-1 filed on May 3, 2018)

10.5	Sub-ISO Agency/Portfolio Management Agreement by and between the Company and 2C Processor USA LLC (filed as an Exhibit to the Form S-1 filed on May 3, 2018)

10.6	Travel Products Purchase Agreement by and between the Company and FASTRACK Promotions, Inc. (filed as an Exhibit to the Form S-1 filed on May 3, 2018)

10.7	Form of Travel Agency Agreement by and between the Company and lxtapa Palace Resort, SA de CV (filed as an Exhibit to the Form S-1 filed on July 11, 2018)

10.8	Form of Retail and Travel Services Agreement by and between the Company, lxtapa Palace Resort, SA de CV and SynchroTec 2 LLC (filed as an Exhibit to the Form 8-K filed on March 6, 2020)

31*	Rule 15d-14(a) Certification by Principal Executive Officer and Principal Financial Officer

32*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 20, 2020.

SYNDICATED RESORTS ASSOCIATION, INC.

By:	/s/ William Barber
Title:	President (Principal Executive Officer)

By:	/s/ William Barber
Title:	Chief Financial Officer (Principal Financial Officer)

By:	/s/ William Barber
Title:	Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 20, 2020.

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

Signature	Capacity	Date

/s/ William Barber	Director	May 20, 2020

William Barber