Form 10-Q/A
period 2020-03-31
Syndicated Resorts Association,Inc.
filed 2020-05-22
CIK 1723177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Amendment No. 1)

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

As of May 22, 2020, the Company had 7,990,000 shares of its common stock, par value $.0001 per share, issued and outstanding.

EXPLANATORY NOTE:

This Amendment No. 1 to the quarterly report on Form 10-Q for the period ended March 31, 2020, originally filed with the Securities and Exchange Commission on May 20, 2020 (the “Original Filing”), is being filed for the purpose of attaching as exhibits the applicable XBRL files. Otherwise, this Amendment No. 1 is the same as the Original Filing.

SYNDICATED RESORTS ASSOCIATION INC.

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

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Conversion between Royale Associates LLC and Syndicated Resorts Association, Inc. (filed as an Exhibit to the Form S-1 filed on December 28, 2017)

3.1	Articles of Incorporation (filed as an Exhibit to the Form S-1 filed on December 28, 2017)

3.2	By-laws (filed as an Exhibit to the Form S-1 filed on December 28, 2017)

3.3	Sample stock certificate (filed as an Exhibit to the Form S-1 filed on December 28, 2017)

3.4	Articles of Conversion filed with the Secretary of State of Nevada on October 26, 2017 (filed as an Exhibit to the Form S-1 filed on December 28, 2017)

10.1	Letter of Intent by and between Royale Associates LLC and Ixtapa Palace Resort (filed as an Exhibit to the Form S-1 filed on December 28, 2017)

10.2	Agreement by and between William Barber and Tiber Creek Corporation (filed as an Exhibit to the Form S-1 filed on December 28, 2017)

10.3	Prepay Voucher Agreement by and between the Company and Caesars’ Entertainment LLC (filed as an Exhibit to the Form S-1 filed on May 3, 2018)

10.4	Market Affiliation Agreement by and between the Company, Discount Network and Impact Services (filed as an Exhibit to the Form S-1 filed on May 3, 2018)

10.5	Sub-ISO Agency/Portfolio Management Agreement by and between the Company and 2C Processor USA LLC (filed as an Exhibit to the Form S-1 filed on May 3, 2018)

10.6	Travel Products Purchase Agreement by and between the Company and FASTRACK Promotions, Inc. (filed as an Exhibit to the Form S-1 filed on May 3, 2018)

10.7	Form of Travel Agency Agreement by and between the Company and lxtapa Palace Resort, SA de CV (filed as an Exhibit to the Form S-1 filed on July 11, 2018)

10.8	Form of Retail and Travel Services Agreement by and between the Company, lxtapa Palace Resort, SA de CV and SynchroTec 2 LLC (filed as an Exhibit to the Form 8-K filed on March 6, 2020)

31*	Rule 15d-14(a) Certification by Principal Executive Officer and Principal Financial Officer

32*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 22, 2020.

SYNDICATED RESORTS ASSOCIATION, INC.

By:	/s/ William Barber
Title:	President (Principal Executive Officer)

By:	/s/ William Barber
Title:	Chief Financial Officer (Principal Financial Officer)

By:	/s/ William Barber
Title:	Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 22, 2020.

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

Signature	Capacity	Date

/s/ William Barber	Director	May 22, 2020

William Barber