Form 10-Q
period 2020-06-30
Syndicated Resorts Association,Inc.
filed 2020-07-28
CIK 1723177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of July 27, 2020, the Company had 7,990,000 shares of its common stock, par value $.0001 per share, issued and outstanding.

SYNDICATED RESORTS ASSOCIATION INC.
TABLE OF CONTENTS

SYNDICATED RESORTS ASSOCIATION, INC.

(a Nevada Corporation)

UNAUDITED BALANCE SHEETS

	June 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash	$1,023	$1,669
Prepaid Expense	5,000	0

Total Assets	$6,023	$1,669

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Accounts Payable	$3,858	$1,258
Credit Card Payable	13,524	1,931
Accrued Expenses	0	1,800
Total Current Liabilities	17,382	4,989

Commitments and Contingencies (Note 8)

Stockholders’ Equity (Deficit)
Preferred Stock - Par Value $0.0001, 20,000,000 Shares Authorized, 0 Issued and Outstanding	0	0
Common Stock - Par Value $0.0001, 100,000,000 Shares Authorized, 7,990,000 Issued and Outstanding	799	799
Additional Paid in Capital	202,880	181,563
Retained Deficit	(215,038)	(185,682)
Total Stockholder’s Equity (Deficit)	(11,359)	(3,320)

Total Liabilities and Stockholders’ Equity (Deficit)	$6,023	$1,669

The accompanying notes are an integral part of these condensed financial statements.

SYNDICATED RESORTS ASSOCIATION, INC.

(a Nevada Corporation)

UNAUDITED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019

Operating Expenses
Advertising	$0	$900	$0	$900
General and Administrative	347	628	4,231	5,946
Legal and Professional	6,380	1,822	24,520	22,807

Total Operating Expenses	6,727	3,350	28,751	29,653

Loss from Operations	(6,727)	(3,350)	(28,751)	(29,653)

Other Income (Expense)
Other Expense	(569)	(915)	(605)	(1,572)
Total Other Income (Expense)	(569)	(915)	(605)	(1,572)

Loss from Operations before Income Taxes	(7,296)	(4,265)	(29,356)	(31,225)

Provision for Income Taxes	0	0	0	0

Net Loss	$(7,296)	$(4,265)	$(29,356)	$(31,225)

Weighted Average Number of Common Shares -
Basic and Diluted	7,990,000	7,990,000	7,990,000	7,990,000

Net Loss per Common Shares -
Basic and Diluted	$(0.00)	$(0.0)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

SYNDICATED RESORTS ASSOCIATION, INC.

(a Nevada Corporation)

UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Six Months Ended June 30, 2020 and 2019

	Common		Additional	Retained
	Stock	Common	Paid-in	Earnings
	Shares	Stock	Capital	(Deficit)	Total

Balance January 1, 2020	7,990,000	$799	$181,563	$(185,682)	$(3,320)

Capital Contributions			16,000		16,000
Net Loss for the Three Months Ended March 31, 2020				(22,060)	(22,060)
Balance March 31, 2020	7,990,000	$799	$197,563	$(207,742)	$(9,380)

Capital Contributions			5,317		5,317
Net Loss for the Three Months Ended June 30, 2020				(7,296)	(7,296)
Balance June 30, 2020	7,990,000	$799	$202,880	$(215,038)	$(11,359)

	Common		Additional	Retained
	Stock	Common	Paid-in	Earnings
	Shares	Stock	Capital	(Deficit)	Total

Balance January 1, 2019	7,990,000	$799	$130,953	$(143,275)	$(11,523)

Capital Contributions			810		810
Net Loss for the Three Months Ended March 31, 2019				(26,960)	(26,960)
Balance March 31, 2019	7,990,000	$799	$131,763	$(170,235)	$(37,673)

Capital Contributions			10,900		10,900
Net Loss for the Three Months Ended June 30, 2019				(4,265)	(4,265)
Balance June 30, 2019	7,990,000	$799	$142,663	$(174,500)	$(31,038)

The accompanying notes are an integral part of these condensed financial statements.

SYNDICATED RESORTS ASSOCIATION, INC.

(a Nevada Corporation)

UNAUDITED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30,

	2020	2019

Cash Flows from Operating Activities
Net Loss	$(29,356)	$(31,225)
Adjustments to Reconcile Net Loss to
Net Cash Used by Operating Activities:
Change in Operating Assets and Liabilities
Increase in Prepaid Expense	(5,000)	0
Increase in Accounts Payable	2,600	11,683
Increase in Credit Card Payable	11,593	0
Increase (Decrease) in Accrued Expenses	(1,800)	7,695
Net Cash Used by Operating Activities	(21,963)	(11,847)

Cash Flows from Financing Activities
Contributed Capital	21,317	11,710
Net Cash Provided by Financing Activities	21,317	11,710

Net Decrease in Cash	(646)	(137)
Cash Balance - Beginning of Period	1,669	1,797

Cash Balance - End of Period	$1,023	$1,660

The accompanying notes are an integral part of these condensed financial statements.

SYNDICATED RESORTS ASSOCIATION, INC.

(a Nevada Corporation)

June 30, 2020 and 2019 and December 31, 2019

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

Recent Accounting Pronouncements – FASB has issued a new standard for accounting for leases under ASC 842, which is required to be adopted as of January 1, 2019. Since the Company currently has no leases, this new standard currently does not apply to the Company. There were no other new accounting pronouncements that impact the reporting for the Company as of June 30, 2020 and 2019, respectively.

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

SYNDICATED RESORTS ASSOCIATION, INC.

(a Nevada Corporation)

June 30, 2020 and 2019 and December 31, 2019

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes – The accounting guidance for uncertainties in income tax prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken, or expected to be taken in income tax returns. The Company recognizes a tax benefit from an uncertain tax position in the financial statements only when it is more likely than not that the position will be sustained upon examination. The Company has examined its tax positions and concluded that there are no unrecognized tax benefits that will have a material impact on the financial statements for the quarters ended June 30, 2020 and 2019.

The Company’s tax returns are subject to possible examination by the taxing authorities. For federal income tax purposes the tax returns essentially remain open to possible examination for a period of three years after the respective filing deadlines of those returns.

NOTE 2 – CASH AND CASH EQUIVALENTS

As of June 30, 2020 and December 31, 2019, the cash balances were below the FDIC insured limits, and there were no restrictions on cash. The cash balances were $1,023 and $1,669 as of June 30, 2020 and December 31, 2019, respectively.

NOTE 3 – PREPAID EXPENSE

The Company has entered into an agreement to repurchase stock (see note 8). The agreement has not been executed as of June 30, 2020. The balance of $5,000 in prepaid expense as of June 30, 2020 represents an advance payment made toward this agreement.

NOTE 4 – CREDIT CARD PAYABLE

The credit card payable represents the balances accrued on company credit cards. As of June 30, 2020 and December 31, 2019, the accrued balance totaled $13,524 and $1,931, respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2020, capital contributions of $21,317 were made by the major shareholder.

Preferred Stock – The Company has authorized 20,000,000 shares of $.0001 par value preferred stock. As of June 30, 2020 and 2019, there were 0 shares issued and outstanding.

Common Stock – The Company has authorized 100,000,000 shares of $.0001 par value common stock. As of June 30, 2020 and 2019, there were 7,990,000 shares issued and outstanding, respectively.

SYNDICATED RESORTS ASSOCIATION, INC.

(a Nevada Corporation)

June 30, 2020 and 2019 and December 31, 2019

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

NOTE 7 – GOING CONCERN

The financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying unaudited financial statements for the six months ending June 30, 2020 and 2019, the Company has had significant operating losses, raising substantial doubt about its ability to continue as a going concern.

During the year ending December 31, 2019, the Company sold stock and raised capital to move forward with its business plan. They continue to move forward with this plan during the six months ending June 30, 2020. The Company is still in its beginning stages, and has not had the opportunity to fully develop the operations it expects to have. With the additional capital raised, the Company expects to continue to work towards sales under its business plan. While the Company anticipates success in this venture, there is no assurance that this will occur.

As a result, there continues to be substantial doubt about the Company’s ability to continue as a going concern within one year after issuance of the financial statements.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company did not have any leases, pending litigation, or other commitments and contingencies at June 30, 2020 and 2019, respectively.

During 2019, the Company entered into a stock repurchase agreement, which calls for the cancellation of 333,333 shares of stock, and the repurchase of 666,667 shares of stock. The agreement had not been executed as of June 30, 2020, but a payment of $5,000 toward the repurchase of stock was made in January 2020 (see note 3).

NOTE 9 – SUBSEQUENT EVENTS

Management reviewed the Company’s operations subsequent to June 30, 2020, the date of the most recent balance sheet, and has determined the Company does not have additional adjustments to the financial statements or additional disclosures as of July 22, 2020, which is the date on which the financial statements were available to be issued.

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

As of June 30, 2020, the Company had not generated significant, recurring revenues and had not shown a history of positive income or cash flows from operations since inception. For the six months ended June 30, 2020, the Company had sustained a net loss of $29,356 and, at June 30, 2020, had a retained deficit of $215,038. However, the Company has entered into agreements with several strategic partners to sell travel products and provide related services in furtherance of its business model.

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

Revenues and Losses

During the six months ended June 30, 2020, the Company posted net revenues of $0, total operating expenses of $28,751, consisting of general and administrative expenses of $4,231, and costs for legal and professional services of $24,520, and a net loss of $29,356. In contrast, during the six months ended June 30, 2019, the Company posted net revenues of $0, total operating expenses of $29,653, consisting of advertising expenses of $900, general and administrative expenses of $5,946 and costs for legal and professional services of $22,807, and a net loss of $31,225.

Liquidity and Capital Resources

The Company had a cash balance of $1,023 as of June 30, 2020.

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

Discussion of the Three Months ended June 30, 2020 as compared to the Three Months ended June 30, 2019

The Company generated no revenues during the three months ended June 30, 2020 and 2019, respectively. The Company has focused its efforts on business development, and devoted little attention or resources to sales and marketing or generating near-term revenues and profits.

During the three months ended June 30, 2020, the Company posted total operating expenses of $6,727, consisting of general and administrative expenses of $347 and costs for legal and professional services of $6,380, as compared to operating expenses of $3,350, consisting of advertising expenses of $900, general and administrative expenses of $628 and costs for legal and professional services of $1,822 for the three months ended June 30, 2019. These increases in operating costs largely resulted from increases in legal and accounting fees related to being a public company.

During the three months ended June 30, 2020, the Company posted a net loss of $7,296 as compared to net loss of $4,265 for the three months ended June 30, 2019. The increase in net loss resulted from increases in operating expenses related to being a public company.

Discussion of the Six Months ended June 30, 2020 as compared to the Six Months ended June 30, 2019

The Company generated no revenues during the six months ended June 30, 2020 and 2019, respectively. The Company has focused its efforts on business development, and devoted little attention or resources to sales and marketing or generating near-term revenues and profits.

During the six months ended June 30, 2020, the Company posted total operating expenses of $28,751, consisting of general and administrative expenses of $4,231 and costs for legal and professional services of $24,520, as compared to total operating expenses of $29,653, consisting of advertising expenses of $900, general and administrative expenses of $5,946 and costs for legal and professional services of $22,807 for the six months ended June 30, 2019. These decreases in operating costs are de minimis for the purposes of comparison.

During the six months ended June 30, 2020, the Company posted a net loss of $29,356 as compared to net loss of $31,225 for the six months ended June 30, 2019. The decrease in net loss is de minimis for the purposes of comparison.

For the six months ended June 30, 2020, the Company used cash in operating activities of $21,963. During such period, the Company also generated cash in financing activities in the amount of $ 21,317 and did not use or generate cash from investing activities. In comparison, for the six months ended June 30, 2019, the Company used cash in operating activities of $11,847. During such period, the Company did not use or generate cash in investing activities and generated cash from financing activities in the amount of $11,710.

The Company had a cash balance of $1,023 and $1,660 as of the six months ended June 30, 2020 and 2019, respectively.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 27, 2020.

SYNDICATED RESORTS ASSOCIATION, INC.

By:	/s/ William Barber
Title:	President (Principal Executive Officer)

By:	/s/ William Barber
Title:	Chief Financial Officer (Principal Financial Officer)

By:	/s/ William Barber
Title:	Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 27, 2020.

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

Signature	Capacity	Date

/s/ William Barber	Director	July 27, 2020

William Barber

